Form 10-Q
period 2016-03-31
Syndax Pharmaceuticals Inc
filed 2016-05-16
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37708

Syndax Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0162505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Totten Pond Road, Suite 110 Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(781) 419-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2016, there were 17,782,150 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “would,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project” or “continue,” or the negative or plural of these terms or other comparable terminology.

Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•	the timing of the commencement, progress and receipt of data from the planned Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, ovarian cancer and triple negative breast cancer;

•	the timing of the commencement, progress and receipt of data from the planned Phase 3 clinical trial of entinostat in advanced HR+ breast cancer;

•	the timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;

•	our ability to replicate results from a completed clinical trial in a future clinical trial;

•	our expectations regarding the potential safety, efficacy or clinical utility of entinostat;

•	our ability to obtain and maintain regulatory approval for entinostat and the timing or likelihood of regulatory filings and approvals for entinostat;

•	our ability to maintain our license with Bayer and KHK;

•	the implementation of our strategic plans for our business and entinostat development;

•	the scope of protection we establish and maintain for intellectual property rights covering entinostat and our technology;

•	the market adoption of entinostat by physicians and patients; and

•	developments relating to our competitors and our industry.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail in the section titled “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

i

ii

Part I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,187	$23,179
Restricted cash	52	54
Short-term investments	110,483	63,310
Prepaid expenses and other current assets	2,045	1,464

Total current assets	135,767	88,007
Property and equipment, net	275	88
Other assets	217	1,808

Total assets	$136,259	$89,903

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,225	$1,452
Accrued expenses and other current liabilities	3,590	2,175
Current portion of deferred revenue	1,220	1,220

Total current liabilities	7,035	4,847

Long-term liabilities:
Common stock warrant liability	—	2,848
Deferred revenue, less current portion	15,135	15,440
Other long-term liabilities	243	70

Total long-term liabilities	15,378	18,358

Total liabilities	22,413	23,205

Commitments
Convertible preferred stock	—	319,113
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 0 and 3,512,194 shares authorized; 0 and 700,435 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	7,231
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 20,800,000 shares authorized; 17,769,002 and 85,440 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2	1
Additional paid-in capital	384,767	—
Accumulated other comprehensive income	228	28
Accumulated deficit	(271,151)	(259,675)

Total stockholders’ equity (deficit)	113,846	(252,415)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$136,259	$89,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
License fees	$305	$—

Total revenues	305	—

Operating expenses:
Research and development	4,786	1,723
General and administrative	4,272	2,711

Total operating expenses	9,058	4,434

Loss from operations	(8,753)	(4,434)
Other expense:
Interest income (expense), net	144	(339)
Change in fair value of common stock warrant liability	(1,703)	(132)
Other expense	(18)	(6)

Total other expense	(1,577)	(477)

Net loss	$(10,330)	$(4,911)

Other comprehensive loss:
Unrealized gains on marketable securities	$200	$3

Comprehensive loss	$(10,130)	$(4,908)

Net loss attributable to common stockholders	$(12,928)	$(12,072)

Net loss per share attributable to common stockholders—basic and diluted	$(2.85)	$(206.30)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	4,541,536	58,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,330)	$(4,911)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	53	96
Stock-based compensation	2,190	324
Change in fair value of warrants and derivative	1,720	137
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(613)	(344)
Accounts payable	(403)	578
Deferred revenue	(305)	17,287
Accrued expenses and other liabilities	1,285	(2,122)

Net cash (used in) provided by operating activities	(6,403)	11,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	—
Decrease in restricted cash	2	—
Purchases of short-term investments	(78,863)	(21,564)
Proceeds from sales and maturities of short-term investments	31,857	2,080

Net cash used in investing activities	(47,137)	(19,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	53,549	—
Principal payments on capital lease obligation	(1)	(1)
Proceeds from issuance of convertible preferred stock	—	7,713

Net cash provided by financing activities	53,548	7,712

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8	(727)
CASH AND CASH EQUIVALENTS—beginning of period	23,179	10,009

CASH AND CASH EQUIVALENTS—end of period	$23,187	$9,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1	$203

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$73	$—
Accretion of convertible preferred stock to redemption value	$—	$5,412
Accretion of dividends on convertible preferred stock	$2,598	$1,749
IPO issuance costs included in accounts payable and accrued expenses	$1,400	$10
Vesting of restricted stock	$10	$—
Reclassification of common stock warrant liability to additional paid-in capital	$4,551	$—
Conversion of preferred stock to common stock upon closing of IPO	$328,942	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company developing entinostat as a combination therapy in multiple cancer indications. Entinostat is an oral, small molecule drug candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. Entinostat, which was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration following positive results from the Company’s Phase 2b clinical trial, ENCORE 301, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive breast cancer. Concurrently, Syndax is developing entinostat with a focus on tumors that have shown sensitivity to immunotherapy, including lung cancer, melanoma, ovarian cancer and triple-negative breast cancer (“TNBC”). The Company was incorporated under the laws of the State of Delaware on October 11, 2005 (date of inception) and is headquartered in Waltham, Massachusetts.

On March 8, 2016, the Company completed its initial public offering (“IPO”) whereby it sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. The aggregate net proceeds received by the Company from the offering were $46.0 million, net of underwriting discounts and commissions of $3.7 million and offering expenses of $3.1 million. Upon the closing of the IPO, all outstanding shares of the Company’s outstanding convertible preferred stock converted into 12,872,551 shares of common stock; and the Company’s outstanding warrant liability to purchase 357,840 shares of the Company’s common stock valued at $4.6 million was reclassified to additional paid-in capital. On March 11, 2016, the Company issued and sold an additional 409,475 shares of its common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock, resulting in additional net proceeds to the Company of $4.6 million, after deducting underwriting discounts and commissions of $0.3 million. The shares began trading on the Nasdaq Global Select Market on March 3, 2016 under the symbol “SNDX.”

In connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation and adopted amended and restated bylaws, both of which were approved by the Company’s board of directors and stockholders on September 28, 2015 and February 24, 2016, respectively. Pursuant to the amended and restated certificate of incorporation, the Company is now authorized to issue 100,000,000 of common stock and 10,000,000 shares of preferred stock.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market entinostat, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it will be several years before entinostat is approved, if ever, and the Company begins to generate revenue from sales of entinostat. Accordingly, management expects to incur substantial losses on the ongoing development of entinostat and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of March 31, 2016 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Certain amounts have been reclassified to conform to the current period presentation. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-208861), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on March 3, 2016 (the “Prospectus”).

In 2011, the Company established a wholly owned subsidiary in the United Kingdom. There have been no activities for this entity to date. In 2014, the Company established a wholly owned U.S. subsidiary, Syndax Securities Corporation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On February 24, 2016, the Company effected a 1-for-1.25 reverse stock split of the Company’s outstanding common stock and convertible preferred stock. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. All of the Company’s historical share and per share information shown in the accompanying financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

3. Summary of Significant Accounting Policies

Significant Accounting Policies—The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto, which are included in the Prospectus, have had no material changes during the three months ended March 31, 2016.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Other Assets – Other assets consist of deferred issuance costs, long-term security deposits and noncurrent restricted cash. Deferred issuance costs consist primarily of direct incremental legal and accounting fees relating to the IPO and issuance of debt. As of March 31, 2016 and December 31, 2015, the Company had capitalized deferred IPO issuance costs of $0 and $1.6 million, respectively. These costs were deferred until the completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of the FASB’s Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (“ASU 2016-08”), which amends ASU 2014-09 to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. Adoption of both ASU 2016-08 and 2014-09 will be permitted using either a retrospective or modified retrospective approach. In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted but not before January 1, 2017. The Company is currently evaluating the method by which it will implement these standards and the impact of the adoption of these standards on the Company’s condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s condensed consolidated financial statements.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(10,330)	$(4,911)
Accretion of convertible preferred stock dividends	(2,598)	(1,749)
Accretion of convertible preferred stock to redemption value	—	(5,412)

Net loss attributable to common stockholders—basic and diluted	$(12,928)	$(12,072)

Net loss per share attributable to common stockholders—basic and diluted	$(2.85)	$(206.30)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	4,541,536	58,517

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2016	2015
Convertible preferred stock	—	6,782,090
Options to purchase common stock	2,717,539	826,455
Common stock warrants	357,840	136,563
Convertible notes and related accrued interest	—	368,805
Restricted stock subject to future vesting	13,148	—

5. Significant Agreements

Merck KGaA – Pfizer Collaboration – On December 31, 2015, the Company entered into a clinical trial collaboration and supply agreement with Ares Trading, S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, and Pfizer Inc. (the “Alliance”) under which it will conduct a clinical trial evaluating entinostat in combination with an investigational monoclonal antibody, avelumab, in patients with ovarian cancer. Avelumab is being developed collaboratively by the Alliance, which are together treated as a single party for purposes of this agreement. The Company will be the sponsor of the clinical trial. The Alliance will supply avelumab for use in the clinical trial. During the term of the trial or the term of the agreement, whichever is shorter, each party has agreed not to initiate any clinical trial in combination with such party’s drug and a third party drug for the treatment of ovarian cancer if the third party drug has the same target and mechanism of action as the other party’s drug, subject to certain exceptions. To the extent any inventions arise from the clinical trial, each party will solely own inventions relating to its drug alone, and the parties will jointly own any inventions relating to the combination of the two drugs. In most cases, data from the trial will be jointly owned. However, each party will solely own certain sample analysis data generated from clinical samples obtained from trial participants. Either party may terminate the agreement for the other party’s uncured material breach. In addition, either party may terminate the agreement if it determines that the trial may unreasonably affect patient safety, or if a regulatory authority takes an action that prevents such party from supplying its drug, or if such party decides to discontinue development of its drug. The Alliance may also terminate the agreement if the Company fails to make any changes to the clinical trial protocol that are reasonably requested by the Alliance to address a perceived safety issue.

Kyowa Hakko Kirin Co., Ltd. – On December 19, 2014 (the “Effective Date”), the Company entered into a license agreement (the “KHK License Agreement”) with Kyowa Hakko Kirin Co., Ltd. (“KHK”), under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea. Under the terms of the KHK License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KHK access to know-how and regulatory information the Company may develop over the life of the entinostat patent. To the extent additional intellectual property is developed during the term of the agreement, KHK will receive a license to the intellectual property when and if available. KHK will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KHK paid the Company $25.0 million upfront, which included a $7.5 million equity investment of 536,049 shares of Series B-1 convertible preferred stock and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KHK will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. Unless terminated earlier in accordance with the terms of the agreement, it will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

The purchase of the Series B-1 and the upfront payment of the license fee were accounted for separately. The Company allocated the amount of consideration related to Series B-1 equal to the fair value of the Series B-1 shares on the Effective Date based on a share price of $14.39 per share, which resulted in $7.7 million of proceeds allocated to the Series B-1 and the remaining consideration of $17.3 million allocated to the upfront license fee. The fair value of the Series B-1 of $14.39 per share was based on a contemporaneous valuation. The Company received $7.5 million and issued the Series B-1 in January 2015 and received the remaining $17.5 million in February 2015. On the date of issuance, the Company recorded accretion of $5.4 million to record the Series B-1 at its redemption value.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has concluded that this agreement is within the scope of ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. Pursuant to this guidance, the Company identified the following deliverables: (i) licenses; (ii) clinical supply and manufacturing obligations; (iii) rights to access and use materials and data; and (iv) rights to additional intellectual property. All other potential deliverables included in the arrangement have been deemed either contingent or inconsequential or perfunctory, individually and in the aggregate. Moreover, the Company has evaluated all deliverables included in the KHK License Agreement and determined that there are two units of accounting in connection with its obligations at inception under the KHK License Agreement: (i) license unit of accounting and (ii) rights to additional intellectual property. The first three deliverables identified above comprise the license unit of accounting. The Company concluded that the stand-alone selling price for the rights to additional intellectual property unit of account is immaterial. As such, the entire $17.3 million allocated to the upfront payment will be allocated to the license unit of accounting. The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over the Company’s expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials.

In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. For the three months ended March 31, 2016, the Company recognized $0.3 million of revenue associated with the KHK License Agreement. As of March 31, 2016, there was $16.4 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the condensed consolidated balance sheets.

Eastern Cooperative Oncology Group – In March 2014, the Company entered into a clinical trial agreement (the “ECOG Agreement”) with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. As of March 31, 2016, the Company’s aggregate payment obligations under this agreement were approximately $20.6 million; and the Company’s remaining payment obligations are approximately $17.6 million over an estimated period of approximately five years. In April 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased $0.5 million.

Data and inventions from the Phase 3 clinical trial are owned by ECOG-ACRIN. The Company has access to the data generated in the clinical trial, both directly from ECOG-ACRIN under the ECOG Agreement as well as from the NCI. Additionally, ECOG-ACRIN has granted the Company a non-exclusive royalty-free license to any inventions or discoveries that are derived from entinostat as a result of its use during the clinical trial, along with a first right to negotiate an exclusive license to any of these inventions or discoveries. Either party may terminate the ECOG Agreement in the event of an uncured material breach by the other party or if the FDA or NCI withdraws the authorization to perform the clinical trial in the United States. The parties may jointly terminate the ECOG Agreement if the parties agree that safety-related issues support termination of the clinical trial.

The Company records the appropriate clinical trial expenses in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient enrollment and the timing of various aspects of the clinical trial. The Company determines accrual estimates through financial models, taking into account discussion with applicable personnel and ECOG-ACRIN as to the progress or state of consummation of the clinical trial or the services completed.

Bayer Pharma AG (formerly known as Bayer Schering Pharma AG) – In March 2007, the Company entered into a license agreement (the “Bayer Agreement”) with Bayer Schering Pharma AG (“Bayer”) for a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. Under the terms of the Bayer Agreement, the Company paid a nonrefundable upfront license fee of $2.0 million and is responsible for the development and marketing of entinostat. The Company recorded the $2.0 million license fee as research and development expense during the year ended December 31, 2007, as it had no alternative future use. The Company will pay Bayer royalties on a sliding scale based on net sales, if any, and make future milestone payments to Bayer of up to $150.0 million in the event that certain specified development and regulatory goals and sales levels are achieved. In June 2014, a development milestone was achieved, and the Company recorded $2.0 million of research and development expense, which has been fully paid.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Bayer Agreement, the Company issued to Bayer a warrant to purchase the number of shares of the Company’s common stock equal to 1.75% of the shares of common stock outstanding on a fully diluted basis as of the earlier of the date the warrant is exercised or the closing of the IPO. The warrant contains anti-dilution protection to maintain Bayer’s potential ownership at 1.75% of the shares of common stock outstanding on a fully diluted basis, which requires that the actual number of shares of common stock issuable pursuant to the warrant be increased or decreased for any changes in the fully diluted shares of common stock outstanding. The warrant is exercisable at an exercise price of $1.54 per share and expires upon the earlier of the 10-year anniversary of the closing of the IPO or the date of the consummation of a disposition transaction. The warrant was classified as a long-term liability and recorded at fair value with the changes in the fair value recorded in other expense. The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant. Upon the closing of the IPO, the anti-dilution protection for the warrant expired, resulting in the reclassification of the warrant liability to additional paid-in capital. The warrant was re-measured using current assumptions just prior to the reclassification.

The total shares exercisable under the warrant, the fair value associated with the warrant and the Black-Scholes option-pricing model assumptions used to value the shares of common stock issuable pursuant to the warrant were as follows:

	Total Shares of Common Stock Issuable Under the Warrant	Average Exercise Price	Fair Value of Common Stock	Estimated Volatility	Risk-Free Interest Rate	Estimated Dividend Yield	Estimated Remaining Contractual Life (in years)	Fair Value of Warrant Liability
(In thousands, except share and per share data)
March 31, 2015	136,563	$1.54	$6.88	73%	1.72%	0.0%	7.25	$825
March 8, 2016	357,840	$1.54	$13.55	69%	1.82%	0.0%	10.00	$4,551

6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, and accrued expenses approximated their estimated fair values due to the short-term nature of these financial instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1—	Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for any of periods presented.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Assets:
Cash equivalents	$23,154	$9,208	$13,946	$—
Short-term investments	63,310	—	63,310	—

Total assets	$86,464	$9,208	$77,256	$—

Liabilities:
Derivative liability	$133	$—	$—	$133
Common stock warrant liability	2,848	—	—	2,848

Total liabilities	$2,981	$—	$—	$2,981

March 31, 2016
Assets:
Cash equivalents	$21,890	$18,354	$3,536	$—
Short-term investments	110,483	—	110,483	—

Total assets	$132,373	$18,354	$114,019	$—

Cash equivalents of $18.4 million as of March 31, 2016 and $9.2 million as of December 31, 2015 consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $3.5 million as of March 31, 2016 and $13.9 million as of December 31, 2015 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $110.5 million as of March 31, 2016 and $63.3 million as of December 31, 2015 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 31, 2016, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2016 and 2015; and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Commercial paper	$28,980	$48	$—	$29,028
Corporate bonds	34,302	—	(20)	34,282

	$63,282	$48	$(20)	$63,310

March 31, 2016
Commercial paper	$66,152	$221	$—	$66,373
Corporate bonds	44,103	8	(1)	44,110

	$110,255	$229	$(1)	$110,483

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2014	$693	$126
Change in fair value	132	4

Balance—March 31, 2015	$825	$130

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance—March 31, 2016	$—	$—

The common stock warrant liability was recorded at fair value determined by using the Black-Scholes option-pricing model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates, and dividend yields. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement. Upon the closing of the IPO, the warrant was reclassified to additional paid-in capital. See Note 5 for further discussion of the accounting for the Bayer common stock warrant as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrant.

The derivative liability related to the contingent success fee owed under the term loans. Upon the completion of an IPO or upon the occurrence of certain change of control or liquidation events, the Company is required to pay a $0.2 million success fee. The

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company had recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million had been recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO this is no longer accounted for as a derivative, and the success fee of $0.2 million that is payable in June 2018 is included in other long-term liabilities.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Short-term deposits	$654	$805
Prepaid insurance	573	34
Interest receivable on short-term investments	345	258
Prepaid clinical supplies	321	210
Other	152	157

Total prepaid expenses and other current assets	$2,045	$1,464

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Accrued clinical costs	$2,306	$574
Accrued professional fees	613	561
Accrued compensation and related costs	454	698
Other	217	342

Total accrued expenses	$3,590	$2,175

9. Convertible Preferred Stock

Convertible preferred stock consisted of the following as of December 31, 2015:

	Preferred Shares Designated	Issuance Date	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value
(In thousands, except share and per share data)
Series A-1	3,160,975	March 2013	2,801,745	$48,032	$65,666
Series B	3,382,113	March and August 2013	272,240	$2,933	$5,084
Series B-1	3,965,411	March, April, July, August and November 2013 and January 2015	3,568,020	$96,348	$96,348
Series C-1	6,090,481	June and August 2015	6,090,461	$152,015	$152,015

Total					$319,113

Series A	3,512,194	March and August 2013	700,435	$—	$7,231

Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock were converted into 12,872,551 shares of its common stock. As of March 31, 2016, the Company does not have any convertible preferred stock issued or outstanding.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaces the 2007 Stock Plan (“2007 Plan”). The 2015 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciate rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan which thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2016, there were 1,750,000 shares available for issuance under the 2015 Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Research and development	$223	$64
General and administrative	1,967	260

Total	$2,190	$324

During the three months ended March 31, 2016, the Company granted 150,480 stock options to certain executives and employees. The grant date fair value of these options was $1.0 million, or $6.82 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

Upon the closing of the IPO on March 8, 2016, the vesting of certain options granted to two of the Company’s executives immediately vested, in accordance with their employment agreements. The Company recorded $0.7 million of additional stock compensation expense related to this accelerated vesting in March 2016.

As of March 31, 2016, there was $7.9 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2007 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

11. Employee Stock Purchase Plan

In September 2015, the Company’s board of directors adopted its 2015 Employee Stock Purchase Plan (“2015 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2016 ESPP authorizes the initial issuance of up to a total of 250,000 shares of the Company’s common stock to participating employees. The Company’s compensation committee will determine the length and duration of the offering periods. As of March 31, 2016, no offering periods have been approved.

12. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Related-Party Transactions

In June 2015, the Company hired a Chief Executive Officer who was also appointed as a member of the Board. This individual is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

In September and October 2014, the Company issued $5.0 million of convertible unsecured promissory notes (“2014 Notes”) to stockholders of the Company. As of March 31 2015, an aggregate of $5.0 million of principal outstanding under the 2014 Notes and $0.2 million of related accrued interest were held by stockholders of the Company. Interest expense related to the 2014 Notes held by these stockholders was $0.1 million for three months ended March 31, 2015. The 2014 Notes were converted into 465,563 shares of Series C-1 in June 2015, in conjunction with the Series C-1 financing.

14. Stockholders’ Equity (Deficit)

The following table presents the changes in convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2016:

	Convertible Preferred Stock $0.001 Par Value		Series A Convertible Preferred Stock $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
			(In thousands, except share and per share data)
Balance as of December 31, 2015	12,732,466	$319,113	700,435	$7,231	85,440	$1	$—	$28	$(259,675)	$(252,415)
Accretion for convertible preferred stock dividends	—	2,598		—	—	—	(1,452)	—	(1,146)	(2,598)
Proceeds from IPO, net of offering costs of $7,186	—	—	—	—	4,809,475	—	50,527	—	—	50,527
Conversion of preferred stock into common stock	(12,732,466)	(321,711)	(700,435)	(7,231)	12,872,551	1	328,941	—	—	321,711
Reclassification of common stock warrant liability	—	—	—	—	—	—	4,551	—	—	4,551
Vesting of restricted stock	—	—	—	—	1,536	—	10			10
Stock-based compensation expense	—	—	—	—	—	—	2,190	—	—	2,190
Unrealized gain on short-term investments	—	—	—	—	—	—	—	200	—	200
Net loss	—	—	—	—	—	—	—	—	(10,330)	(10,330)

Balance as of March 31, 2016	—	$—	—	$—	17,769,002	$2	$384,767	$228	$(271,151)	$113,846

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-208861), which was filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424 on March 3, 2016.

Overview

We are a clinical stage biopharmaceutical company developing entinostat as a combination therapy in multiple cancer indications. Entinostat is an oral, small molecule drug candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. Entinostat, which was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration following positive results from our Phase 2b clinical trial, ENCORE 301, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive breast cancer. Concurrently, we are developing entinostat with a focus on tumors that have shown sensitivity to immunotherapy, including lung cancer, melanoma, ovarian cancer and triple-negative breast cancer, or TNBC.

The favorable safety profile of entinostat has been demonstrated in clinical trials in more than 900 cancer patients. We are currently evaluating entinostat in combination with Keytruda® (pembrolizumab) in a Phase 1b/2 clinical trial, ENCORE 601, for non-small cell lung cancer, or NSCLC, and melanoma, and we plan to initiate a Phase 1b/2 clinical trial, ENCORE 602, for entinostat in combination with atezolizumab in TNBC in the second quarter of 2016 and a Phase 1b/2 clinical trial, ENCORE 603, for entinostat in combination with avelumab in ovarian cancer in the fourth quarter of 2016. We have also entered into a collaboration with Ares Trading S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Pfizer Inc., to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with an investigational monoclonal antibody targeting PDL-1, avelumab, in a Phase 1b/2 clinical trial, ENCORE 603, of patients with ovarian cancer. We believe that, based on its mechanism of action, entinostat may have broad applications in additional tumor types, including head and neck, bladder and renal cell, which are immuno-responsive, or sensitive to immunotherapy. We are also developing entinostat for use in advanced hormone receptor positive, or HR+, breast cancer. Following positive results from our Phase 2b clinical trial, ENCORE 301, entinostat in combination with Aromasin® (exemestane tablets) was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in advanced HR+ breast cancer for which it is currently being evaluated in a Phase 3 clinical trial.

On February 24, 2016, we effected a 1-for-1.25 reverse stock split of our outstanding common stock and convertible preferred stock. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. All of our historical share and per share information shown in the accompanying financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

On March 8, 2016, we completed our initial public offering, or IPO, whereby we sold 4,400,000 shares of common stock shares at the initial public offering price of $12.00 per share. On March 11, 2016, we issued and sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds of $50.5 million, after deducting underwriting discounts and commissions and other offering costs. The shares began trading on the Nasdaq Global Select Market on March 3, 2016, under the symbol “SNDX.”

We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2016, we reported a net loss of $10.3 million. As of March 31, 2016, we had an accumulated deficit of $271.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $133.7 million.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidate, entinostat. Our revenues for the three months ended March 31, 2016 have been derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. If and to the extent certain development and commercial milestones are achieved, we are eligible to receive up to $75.0 million in milestone payments from KHK over the term of the KHK license agreement. Under the terms of the KHK license agreement, we are responsible for the manufacture and supply of the product during the development activities and we are obligated to provide KHK with access to know-how and regulatory information that we may develop over the life of the entinostat patent. We allocated $17.3 million of the upfront payment to the upfront license fee and determined that there are two units of accounting in connection with our obligations at inception under the KHK license agreement: (i) license unit of accounting and (ii) rights to additional intellectual property. The two deliverables identified above comprise the license unit of accounting. We concluded that the stand-alone selling price for the rights to additional intellectual property unit of account is immaterial. As such, the entire $17.3 million allocated to the upfront license fee will be allocated to the license unit of accounting. The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over our expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred during the second quarter of 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

Research and Development

Since our inception, we have primarily focused on our clinical development programs. Research and development expenses consist primarily of costs incurred for the development of entinostat, which include:

•	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations, or CROs, that conduct our clinical trials;

•	employee-related expenses related to our research and development activities, including salaries, benefits, travel and stock-based compensation expenses;

•	manufacturing process-development, clinical supplies and technology-transfer expenses;

•	license fees and milestone payments under our license agreements;

•	consulting fees paid to third parties;

•	allocated facilities and overhead expenses; and

•	costs associated with regulatory operations and regulatory compliance requirements.

Internal and external research and development costs are expensed as they are incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or other information provided to us by our vendors. As we expand the clinical development of entinostat, the amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Conducting a significant amount of research and development is central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete the development of entinostat. The successful development of entinostat is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of entinostat for the period, if any, in which material net cash inflows from these potential drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and legal services. We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of entinostat, an expanding infrastructure and increased professional fees associated with being a public reporting company.

Sales and Marketing

Selling and marketing expenses consist primarily of salaries and benefits for employees in the marketing, commercial and sales functions. Other significant expenses include professional and consulting fees related to these functions. Though we have incurred immaterial sales and marketing expenses to date as we continue primarily with the clinical development of our drug candidate programs, we expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of entinostat. These increased expenses will include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents and short-term investment balances. Interest expense consists primarily of interest expense on amounts borrowed under our term loan facility, capital leases and convertible notes.

Change in Fair Value of Common Stock Warrant Liability

The common stock warrant liability is associated with a warrant to purchase common stock issued in connection with a license agreement. The change in fair value consisted of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model. Gains and losses arising from changes in fair value were recognized in other expense in the condensed consolidated statements of comprehensive loss. As of the closing of our IPO on March 8, 2016, the anti-dilution provision of the warrant expired and the warrant liability was reclassified to additional paid-in capital.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus that forms part of our Registration Statement on Form S-1 (File No. 333-208861), which was filed with the SEC pursuant to Rule 424 on March 3, 2016.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
License fees	$305	$—	$305	100%

Total revenues	305	—	305	100%
Operating expenses:
Research and development	4,786	1,723	3,063	178%
General and administrative	4,272	2,711	1,561	58%

Total operating expenses	9,058	4,434	4,624	104%

Loss from operations	(8,753)	(4,434)	4,319	97%
Other expense:
Interest income (expense), net	144	(339)	483	NM
Change in fair value of common stock warrant liability	(1,703)	(132)	1,571	NM
Other expense	(18)	(6)	12	NM

Total other expense	(1,577)	(477)	1,100	231%

Net loss	$(10,330)	$(4,911)	$5,419	110%

License Fees

For the three months ended March 31, 2016, we recognized license fees of $0.3 million derived from the KHK license agreement. The arrangement consideration of $17.3 million was allocated to the license unit of accounting and will be recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials. In June 2015, we began delivering clinical supplies to KHK and commenced recognizing revenue.

Research and Development

For the three months ended March 31, 2016, our total research and development expenses increased $3.1 million, or 178%, to $4.8 million from $1.7 million for the comparable quarter in the prior year due to increased clinical trial activities of $2.6 million, increased employee compensation expense of $0.5 million, and increased facility costs of $0.1 million due the opening of our office in New York during Q1 2016, slightly offset by a decrease in legal and consultant expenses of $0.1 million. The increase in clinical trial activities was primarily due to increased spending related to the E2112 trial of $1.4 million, the ENCORE 601 trial of $0.3 million, costs related to the start-up of the ENCORE 602 trial of $0.5 million, and CMC activities of $0.2 million. The increase in employee compensation costs was primarily due to on-boarding expenses related to 10 new employees of $0.2 million, an increase in bonuses of $0.1 million, and non-cash charges related to stock-based compensation of $0.2 million.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
External research and development expenses	$3,424	$949	$2,475	261%
Internal research and development expenses	1,362	774	588	76%

Total research and development expenses	$4,786	$1,723	$3,063	178%

General and Administrative

For the three months ended March 31, 2016, our total general and administrative expenses increased $1.6 million, or 58%, to $4.3 million, from $2.7 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increases in employee compensation of $2.1 million, facility costs of $0.1 million due the opening of our office in New York during the first quarter of 2016, and $0.2 million of non-employee board fees, D&O insurance and other costs related to being a public company. These increases were partially offset by decreases in legal and consulting expenses of $0.8 million primarily due to lower patent legal costs and lower spending related to market research and lower travel costs of $0.1 million during the first quarter of 2016 compared to the first quarter of 2015. The increase in employee compensation of $2.1 million was due to non-cash stock based compensation of $1.7 million, increased bonus expense of $0.2 million, increased salary expense $0.2 million due to increased headcount of $0.1 million and termination costs of $0.1 million.

Interest Income (Expense), Net

For the three months ended March 31, 2016, interest income (expense), net, increased $0.5 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased as a result of the $50.5 million proceeds received from our IPO in March 2016 and $80.0 million of gross proceeds from our Series C-1 preferred stock financings, which were received during the second and third quarters of 2015. For the three months ended March 31, 2015, interest income (expense), net, included interest expense on the $5.0 million of convertible notes that were issued during the third quarter of 2014 as well as interest on the $9.0 million of term loans that were funded in December of 2014. There was no interest-bearing debt outstanding as of March 31, 2016 and December 31, 2015.

Change in Fair Value of Common Stock Warrant Liability

The increase in expense of $1.6 million in the change in fair value of common stock warrant liability for the three months ended March 31, 2016, compared to the comparable period in the prior year was due to an increase in the fair value of the Bayer common stock warrant liability. At each period end, the fair value of the outstanding common stock warrant liability was re-measured, and the change in the fair value was recorded in other expense in the condensed consolidated statements of comprehensive loss. Upon the closing of our IPO, the anti-dilution provision of the warrant expired; and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

On March 8, 2016, we completed our IPO whereby we sold 4,400,000 shares of common stock shares at a public offering price of $12.00 per share. On March 11, 2016, we issued and sold an additional 409,475 shares of our common stock at the public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. In total, we sold 4,809,475 shares of our common stock at $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception and through March 31, 2016, our operations have been financed primarily by net proceeds from our IPO, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. As of March 31, 2016, our cash, cash equivalents and short-term investments were $133.7 million. We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidate or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for entinostat;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	market acceptance of entinostat;

•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;

•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for entinostat if entinostat receives regulatory approval and we determine to commercialize it ourselves;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we become a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we will not have any committed external source of liquidity.

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2016, we had an accumulated deficit of $271.2 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities	$(6,403)	$11,045
Net cash used in investing activities	(47,137)	(19,484)
Net cash provided by financing activities	53,548	7,712

Net increase (decrease) in cash and cash equivalents	$8	$(727)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $6.4 million compared to $11.0 million of net cash provided by operating activities for the three months ended March 31, 2015. The increase in cash used in operating activities for the three months ended March 31, 2016 of $17.4 million was primarily due to a decrease in deferred revenue of $17.6 million and in accounts payable of $1.0 million, an increase in prepaid expenses and other assets of $0.3 million and an increase in our net loss of $2.0 million (adjusted for non-cash items) slightly offset by an increase in accrued expenses and other liabilities of $3.4 million. The decrease in deferred revenue of $17.6 million was due to the proceeds we received during the first quarter of 2015 from the KHK license agreement related to the upfront license fee of $17.3 million, net of license fee revenue recognized during the first quarter of 2016. Our net loss for the three months ended March 31, 2016, adjusted for non-cash items such as stock-based compensation, change in fair value of derivative, change in fair value of warrants and amortization and accretion, was $6.4 million, compared to $4.4 million for three months ended March 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $47.1 million compared to net cash used in investing activities of $19.5 million for the three months ended March 31, 2015. The increase in cash used in investing activities of $27.7 million was primarily due to the purchases of short-term investments, net of sales and maturities, as a result of the $50.5 million of net proceeds received from our IPO in March 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $53.6 million compared to $7.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received $53.7 million of proceeds, net of underwriting discounts and commissions of $4.0 million, from our IPO and paid $0.1 million in other direct costs related to our IPO. During the three months ended March 31, 2015, we received the proceeds from the KHK license and stock purchase agreements, of which $7.7 million related to the issuance of the Series B-1.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-208861), which was filed with the SEC pursuant to Rule 424 on March 3, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash equivalents of $21.9 million, consisting of interest-bearing money market funds and highly rated corporate bonds and short-term investments of $110.5 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on From 10-K for the year ended December 31, 2016. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.	Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. .

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical stage biopharmaceutical company with limited operating history. We have no products approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of entinostat. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005.

For the three months ended March 31, 2016, we reported a net loss of $10.3 million. As of March 31, 2016, we had an accumulated deficit of $271.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, entinostat. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never achieve or maintain profitability.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize entinostat. We do not anticipate generating revenue from the sale of entinostat for the foreseeable future. Our ability to generate future product revenue from entinostat also depends on a number of additional factors, including, but not limited to, our ability to:

•	successfully complete the research and clinical development of, and receive regulatory approval for, entinostat;

•	launch, commercialize and achieve market acceptance of entinostat, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•	establish and maintain supplier and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	establish, maintain and protect our intellectual property rights; and

•	attract, hire and retain additional qualified personnel.

In addition, because of the numerous risks and uncertainties associated with the development of a new chemical entity, including that entinostat may not achieve the endpoints of applicable trials, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing entinostat and any other product candidates we may develop.

Even if we generate revenues from the sale of entinostat, we may not become profitable and may need to obtain additional funding to continue operations or acquire additional products that will require additional funding to develop them. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations or even shut down.

We will require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of entinostat or develop new product candidates.

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, we may discover that we need to conduct additional activities which exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize, entinostat and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize entinostat. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	delay, scale back or discontinue the development or commercialization of entinostat or cease operations altogether;

•	seek strategic alliances for entinostat on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for entinostat;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	market acceptance of entinostat;

•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;

•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for entinostat if entinostat receives regulatory approval and we determine to commercialize it ourselves;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we transition to a public company.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we cannot secure sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through September 30, 2015 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We may have experienced an ownership change subsequent to September 30, 2015; and we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Business and Industry

Entinostat is currently our only product candidate. If we are unable to successfully complete clinical development of, obtain regulatory approval for and commercialize entinostat, our business prospects will be significantly harmed.

Entinostat is currently our only product candidate. Our financial success will depend substantially on our ability to effectively and profitably commercialize entinostat. In order to commercialize entinostat, we will be required to obtain regulatory approvals by establishing that it is sufficiently safe and effective. The clinical and commercial success of entinostat will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda® (pembrolizumab), atezolizumab and avelumab;

•	timely patient enrollment and completion of the Phase 3 clinical trial in advanced hormone receptor, or HR+, breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group, or ECOG-ACRIN, and the National Cancer Institute, or NCI, and other third-party contractors;

•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;

•	the prevalence and severity of adverse side effects;

•	the ability to demonstrate entinostat’s safety and efficacy for its proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to entinostat;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;

•	the ability of our third-party contract manufacturers to produce trial supplies of entinostat and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMP;

•	the availability of commercial supplies of therapeutics, including Aromasin® (exemestane tablets) and Keytruda, and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen;

•	our ability to successfully commercialize entinostat in the United States and abroad, whether alone or in collaboration with others; and

•	our ability to enforce our intellectual property rights in and to entinostat.

If we fail to obtain regulatory approval for, or are unable to successfully commercialize, entinostat, we will have no other product candidates to rely on. In addition, we will not be able to generate product sales, which will have a material adverse effect on our business and our prospects.

Our strategy of combining entinostat with immune checkpoint inhibitors is clinically untested and we may fail to show that the combination is safe and well tolerated and demonstrates additional clinical benefit from the combination.

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to immune checkpoint inhibitors and assess both the safety and efficacy of the combination of entinostat plus a checkpoint inhibitor. However, we have not yet begun to clinically test our strategy of combining entinostat with immune checkpoint inhibitors, and therefore have not yet demonstrated the safety or the benefit of this combination in humans and we may be unable to establish a clinically meaningful benefit for patient without added toxicity.

Although the NCI has entered into a Special Protocol Assessment, or SPA, agreement with the FDA relating to the pivotal Phase 3 clinical trial of entinostat for advanced HR+ breast cancer, this agreement does not guarantee any particular outcome with respect to regulatory review of the trial or any associated New Drug Application, or NDA, for entinostat.

The protocol for the pivotal Phase 3 trial of entinostat in combination with Aromasin in advanced HR+ breast cancer was reviewed and agreed upon by the FDA under an SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. Further, obtaining clinical trial data meeting the clinical endpoints in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

If the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+ breast cancer patients fails to demonstrate safety and efficacy to the satisfaction of regulatory authorities or does not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of entinostat.

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+ breast cancer patients. The trial will measure two primary endpoints of progression-free survival, or PFS, and overall survival. Based on information received from ECOG-ACRIN to date, PFS data is expected no sooner than the second half of 2017 and overall survival data no sooner than the second half of 2019. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA based on this data. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+ breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

Despite the results reported in our Phase 2b clinical trial for entinostat in advanced estrogen receptor positive, or ER+, breast cancer, we do not know whether the Phase 3 clinical trial in advanced HR+ breast cancer will demonstrate adequate efficacy and safety to result in regulatory approval to market entinostat in any particular cancer indications or jurisdiction. Additionally, while we do not expect that there will be overlapping toxicities between entinostat and Aromasin, we cannot be certain that we will not observe these toxicities or unexpected side effects in the Phase 3 clinical trial.

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, with the emergence of the new therapies such as Faslodex® (fulvestrant) and Ibrance (palbociclib), patients enrolled in the Phase 3 clinical trial may be different than those enrolled in our previous Phase 2b clinical trial in that they may have received Faslodex and Ibrance prior to our trial and therefore may respond differently to treatment with entinostat. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

The failure of ECOG-ACRIN to adequately perform its obligations and responsibilities in the conduct of the Phase 3 clinical trial or to meet expected deadlines could substantially harm our business because we may not obtain regulatory approval for entinostat in a timely manner, or at all.

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+ breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether or not ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data it obtains is compromised due to the failure to adhere to clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Although the Phase 3 clinical trial is being conducted by ECOG-ACRIN, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on ECOG-ACRIN does not relieve us of our regulatory responsibilities. We are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and foreign regulatory authorities for any product in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with GCP requirements. In addition, we must conduct our trials with products produced under cGMP requirements. Failure to comply with any of these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory development process.

If there are delays in completing the Phase 3 clinical trial for entinostat in advanced HR+ breast cancer, we will be delayed in commercializing entinostat, our development costs may increase and our business may be harmed.

The Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+ breast cancer commenced in the second quarter of 2014, and ECOG-ACRIN expects to have PFS data from this trial no sooner than the second half of 2017. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs will increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

•	failure of ECOG-ACRIN to timely identify and enroll patients in the Phase 3 clinical trial;

•	feedback from the FDA and foreign regulatory authorities, institutional review boards, or IRBs, or the data safety monitoring board, or results from clinical trials that might require modification to a clinical trial protocol;

•	imposition of a clinical hold by the FDA or other regulatory authorities, a decision by the FDA, other regulatory authorities, IRBs or the company, or a recommendation by a data safety monitoring board to suspend or terminate trials at any time for safety issues or for any other reason;

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;

•	failure of third parties, such as ECOG-ACRIN or contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;

•	withdrawal of sponsorship of the NCI because of a failure of ECOG-ACRIN to meet certain performance metrics in the clinical trial;

•	delays in the testing, validation, manufacturing and delivery of entinostat to the clinical trial sites;

•	unexpectedly high rate of patients withdrawing consent or being lost to follow-up;

•	delays caused by patients dropping out of a trial due to side effects or disease progression;

•	unacceptable risk-benefit profile or unforeseen safety issues or adverse side effects;

•	failure to demonstrate the efficacy of entinostat in this clinical trial;

•	inability to identify and maintain a sufficient number of clinical trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our trials; or

•	changes in government regulations or administrative actions or lack of adequate funding to continue the trials.

An inability by us to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

If we are or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	perception about the relative efficacy of entinostat versus other compounds in clinical development or commercially available;

•	evolving standard of care in treating cancer patients with immune-oncology agents;

•	the size and nature of the patient population;

•	the number and location of clinical trial sites enrolled;

•	competition with other organizations or our own clinical trials for clinical trial sites or patients;

•	the eligibility and exclusion criteria for the trial;

•	the design of the trial;

•	ability to obtain and maintain patient consents; and

•	risk that enrolled subjects will drop out before completion.

As a result of the above factors, there is a risk that our or our collaborators’ clinical trials may not be completed on a timely basis or at all.

We are dependent on Merck, Genentech Inc., or Genentech, Ares Trading S.A., or Merck KGaA, and Pfizer Inc., or Pfizer, and any future collaborators to perform satisfactorily under our agreements.

Under the agreements with Merck, Genentech, Merck KGaA and Pfizer and any future collaborations, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Merck has the right to terminate the Merck agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts or spend additional money to complete the clinical trial. The occurrence of any of these events could adversely affect the commercialization of entinostat and materially harm our business.

If we are unable to enter into additional clinical collaborations with developers of immune checkpoint inhibitors or other combination therapies to explore the same or additional indications, the commercial potential of entinostat could be limited. Such collaborations are complex, and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a clinical collaboration will depend, among other things, upon our respective assessments of the other party’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the combination therapy, the costs and complexities of manufacturing and delivering the potential product to patients, the potential of competing products, and industry and market conditions generally.

The actions of Kyowa Hakko Kirin Co., Ltd., or KHK, and any other current or future sublicensees could adversely affect our business.

We currently sublicense entinostat to third parties for development and commercialization in certain foreign jurisdictions. Specifically, we have a sublicense agreement with KHK under which we granted KHK an exclusive sublicense to develop and commercialize entinostat in Japan and Korea. It is possible that any clinical trials conducted by KHK and other current or future sublicensees in their respective jurisdictions could have negative results, which in turn could have a material adverse effect on the development of entinostat for development and commercialization in the United States and the rest of the world.

We may be required to relinquish important rights to and control over the development and commercialization of entinostat to our current or future collaborators.

Our collaborations, including any future strategic collaborations we enter into, could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;

•	we may be required to issue equity securities that would dilute our existing stockholders’ percentage of ownership;

•	we may be required to assume substantial actual or contingent liabilities;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;

•	strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;

•	strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a strategic collaborator’s business strategy may also adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing, our product candidates.

We may explore strategic collaborations that may never materialize or may fail.

We may, in the future, periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for entinostat could harm our business.

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for entinostat or any other product candidate, and it is possible that we will never obtain regulatory approval for entinostat or any future product candidates.

Entinostat could fail to receive regulatory approval from the FDA or foreign regulatory authorities for many reasons, including but not limited to:

•	failure to demonstrate that entinostat is safe and effective;

•	failure of clinical trials to meet the primary endpoints or level of statistical significance required for approval;

•	failure to demonstrate that entinostat’s clinical and other benefits outweigh any safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	disagreement with the design or implementation of our or our collaborators’ trials;

•	the insufficiency of data collected from trials of entinostat to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	failure to obtain approval of the manufacturing and testing processes or facilities of third-party contract manufacturers with whom we contract for clinical and commercial supplies;

•	receipt of a negative opinion from an advisory committee due to a change in the standard of care regardless of the outcome of the clinical trials; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve entinostat for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a Risk Evaluation and Mitigation Strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of entinostat and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of entinostat, all of which could limit our ability to successfully commercialize our drug products.

We are not developing entinostat as a monotherapy. A shortage in the supply of Aromasin, Keytruda, atezolizumab or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of Aromasin, Keytruda, atezolizumab, avelumab or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+ breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, ovarian cancer and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+ breast cancer, NSCLC, melanoma, ovarian cancer or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring Aromasin.

Additionally, because entinostat is being developed for use in combination with other cancer treatments, the development of entinostat may be delayed or halted if unexpected adverse events occurring in patients are attributed to entinostat. Likewise, new adverse events emerging from commercialized or development stage drugs being administered with entinostat may limit or halt the potential of such combinations.

Entinostat may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.

Even if entinostat receives regulatory approval, it may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement of entinostat by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market entinostat. The degree of market acceptance of entinostat will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in trials;

•	the timing of market introduction as well as competitive products;

•	the clinical indications for which entinostat is approved;

•	acceptance of entinostat as a safe and effective treatment by physicians, clinics and patients;

•	the potential and perceived advantages of entinostat over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the frequency and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to entinostat.

If entinostat is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue to become or remain profitable.

We rely on third-party suppliers to manufacture and distribute our clinical drug supplies for entinostat, we intend to rely on third parties for commercial manufacturing and distribution of entinostat and we expect to rely on third parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including entinostat. While we expect to continue to depend on third-party contract manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our contract manufacturers for compliance with cGMPs and for manufacture of both active drug substances and finished drug products. Facilities used by our contract manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency. If our contract manufacturers cannot successfully manufacture materials that conform to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract manufacturers’ facility. If the FDA or a foreign regulatory agency does not approve these facilities for the manufacture of entinostat, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory approval for or market entinostat, if approved.

A breakthrough therapy designation by the FDA for entinostat may not lead to a faster development or regulatory review or approval process, and it does not necessarily increase the likelihood that entinostat will receive marketing approval.

We have received breakthrough therapy designation for entinostat. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Entinostat when used in combination with Aromasin received a breakthrough therapy designation from the FDA based on the overall survival results from our completed Phase 2b clinical trial in advanced HR+ breast cancer. The trial showed statistically significant improvements in PFS, the primary endpoint, and overall survival, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, if results from the Phase 3 clinical trial do not confirm the improvements in PFS or overall survival observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

Even if entinostat receives regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for entinostat, it would be subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of entinostat, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including withdrawal of the product from the market or suspension of manufacturing, or we may recall the product from distribution. If we, or our third-party contract manufacturers, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, or refuse to permit the import or export of products.

The occurrence of any event or penalty described above may inhibit our ability to commercialize and generate revenue from the sale of entinostat.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation, which have a material adverse effect on our business, financial condition and results of operations.

Entinostat may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial scope of its approved use, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by entinostat could cause the interruption, delay or halting of the trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. In our Phase 2b clinical trial of entinostat in advanced HR+ breast cancer, the most significant adverse events were fatigue, gastrointestinal disturbances and hematologic toxicities, all of which occurred in higher numbers than in the placebo group. Results of the clinical trials may reveal a high and unacceptable severity and prevalence of side effects or other unexpected characteristics. In such event, the trials could be suspended or terminated, or the FDA or foreign regulatory authorities could deny approval of entinostat for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects.

Additionally, if entinostat receives marketing approval, and we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

•	we may suspend marketing of, or withdraw or recall, entinostat;

•	regulatory authorities may withdraw approvals of entinostat;

•	regulatory authorities may require additional warnings on the entinostat label;

•	the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about entinostat;

•	the FDA may require the establishment or modification of a REMS or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of entinostat and impose burdensome implementation requirements on us;

•	regulatory authorities may require that we conduct post-marketing studies;

•	we could be sued and held liable for harm caused to subjects or patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of entinostat for use in targeted indications or otherwise materially harm its commercial prospects, if approved, and could harm our business, results of operations and prospects.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing entinostat outside the United States.

In order to market and sell entinostat in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, product reimbursement approvals must be secured before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of entinostat in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is likely to be insufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+ breast cancer. Our failure to obtain approval of entinostat by foreign regulatory authorities may negatively impact the commercial prospects of entinostat and our business prospects could decline. Also, if regulatory approval for entinostat is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international jurisdictions and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential for entinostat will be harmed and our business may be adversely affected.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The pharmacologic treatment of NSCLC, melanoma, ovarian cancer and TNBC patients includes chemotherapies and therapies targeting specific gene mutations. More recently, immune checkpoint inhibitors have been approved for NSCLC and melanoma and are under investigation for ovarian cancer and TNBC. There are currently no approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with either Keytruda, atezolizumab or avelumab were approved for the treatment of NSCLC, melanoma, TNBC or ovarian cancer, it would face competition from these standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

If entinostat in combination with Aromasin were approved for treatment of advanced HR+ breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, developed by Pfizer, Afinitor, developed by Novartis, and other therapies currently in Phase 3 clinical development such as abemaciclib, being developed by Eli Lilly and Company, and ribociclib and buparlisib, both of which are being developed by Novartis.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective or more effectively marketed and sold than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of entinostat relative to marketed products and product candidates in development by third parties;

•	the time it takes for entinostat to complete clinical development and receive marketing approval;

•	our ability to commercialize entinostat if it receives regulatory approval;

•	the price of entinostat, including in comparison to branded or generic competitors;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•	our ability to manufacture commercial quantities of entinostat if it receives regulatory approval; and

•	acceptance of entinostat in combination with Aromasin, Keytruda and other drugs by physicians and other healthcare providers.

Even if we obtain regulatory approval of entinostat, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for entinostat. We may not be able to implement our business plan if the acceptance of entinostat is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to entinostat, or if physicians switch to other new drug or biologic products or choose to reserve entinostat for use in limited circumstances.

Adverse events in the field of immuno-oncology could damage public perception of entinostat and negatively affect our business.

The commercial success of entinostat will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of entinostat or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for any products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, entinostat may not be accepted by the general public or the medical community.

Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for our product candidates.

We must attract and retain additional highly skilled employees in order to succeed.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical industry is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates and our business will be limited.

Even if we commercialize entinostat, it or any other product candidates that we develop may become subject to unfavorable pricing regulations or third-party coverage or reimbursement practices, which could harm our business.

Our ability to successfully commercialize entinostat, or any other product candidates that we develop, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Limitation on coverage and reimbursement may impact the demand for, or the price of, and our ability to successfully commercialize entinostat or any other product candidates that we develop.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

Private payors often follow the Centers for Medicare and Medicaid Services’ decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The regulations that govern marketing approvals, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may obtain marketing approval for entinostat in a particular country, but be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of entinostat in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment even if entinostat obtains marketing approval.

There can be no assurance that entinostat, if it is approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that it will be considered cost effective by third-party payors, that coverage and an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell entinostat profitably.

We do not currently have any sales, marketing or distribution experience or infrastructure.

In order to market entinostat or any other approved product candidate in the future, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have such capabilities. To develop our internal sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources in the future. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenues generated by any particular product;

•	our direct or indirect sales and marketing efforts may not be successful; and

•	there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liability.

Alternatively, we may rely on third parties to launch and market our drug candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable regulatory requirements, the FDA could take enforcement action that could jeopardize our ability to market the drug candidate.

Current and future legislation may increase the difficulty and cost for us to commercialize entinostat and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval.

For example, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the Affordable Care Act’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation has extended the 2% reduction to 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that the Affordable Care Act, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of entinostat.

We face an inherent risk of product liability exposure related to the testing of entinostat in human trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that entinostat or other products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for entinostat;

•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize any products that we may develop.

While we currently hold trial liability insurance coverage consistent with industry standards, this may not adequately cover all liabilities that we may incur. We also may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise in the future. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for entinostat, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations as well as privacy and data security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, exclusion from participation in government healthcare programs, curtailments or restrictions of our operations, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, or any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or HIPAA, imposes civil and criminal liability for, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, knowingly and willfully making false statements relating to healthcare matters, or knowingly obtaining or disclosing individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

•	HIPAA also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, created as part of the Physician Payments Sunshine Act under Section 6002 of the Affordable Care Act and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

Efforts to ensure that our business arrangements with third parties and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.

Our success depends in significant part on our and our licensors’ and licensees’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others. We have filed patent applications both in the United States and in foreign jurisdictions to obtain patent rights to inventions we have discovered. We have also licensed from third parties rights to patent portfolios. Some of these licenses give us the right to prepare, file and prosecute patent applications and maintain and enforce patents we have licensed, and other licenses may not give us such rights.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors or licensees fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ or licensees’ patent rights are highly uncertain. Our and our licensors’ or licensees’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors or licensees to narrow the scope of the claims of our or our licensors’ or licensees’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. It is possible that third parties with products that are very similar to ours will circumvent our or our licensors’ or licensees’ patents by means of alternate designs or processes. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidate, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidate or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. Our and our licensors’ or licensees’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Entinostat composition of matter U.S. Patent RE39, 754, which we licensed from Bayer, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat and expires in 2017. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Even if we submit the NDA before the expiration of U.S. Patent RE39,754 and are successful in obtaining an extension of the term of U.S. Patent RE39,754 based on FDA regulatory delays, such extension will only extend the term of RE39,754 for a few additional years (up to a maximum of five additional years for patent claims covering a new chemical entity).

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ‘166 patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. The ‘166 patent expires in 2029. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application seeks to add three inventors not originally listed on the ‘166 patent. The reissue application does not seek to amend the claims issued in the ‘166 patent. On April 28, 2015, the USPTO re-issued the ‘166 patent as U.S. patent RE45,499. RE45,499 reissued with the same claims originally issued in the ‘166 patent and the list of inventors on RE45,499 now lists the additional three inventors that were not included on the ‘166 patent. The ‘166 patent has now been surrendered in favor of RE45,499. RE45,499 has the same term as the initial term of the ‘166 patent, which expires in 2029. After expiry of RE39,754 in 2017, a competitor may develop a competing polymorphic form other than based on polymorph B, which could compete with polymorph B.

In spite of our efforts and efforts of our licensor, we may not be successful in defending the validity of the claims of the RE45,499 reissue patent or any of its foreign counterparts. If the claims of the ‘166 patent or any of its counterparts are found to be invalid by a competent court, we may not be able to effectively block entry of generic versions of our entinostat crystalline polymorph B candidate products into markets where the crystalline polymorph B patent claims are found to be invalid.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world is prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with entinostat and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us and our licensors to stop the infringement of our and our licensors’ patents or marketing of competing products in violation of our and our licensors’ proprietary rights generally. Proceedings to enforce our and our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

The requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

If we breach our license agreement with Bayer related to entinostat or if the license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of entinostat.

Our commercial success depends upon our ability to develop, manufacture, market and sell entinostat. In March 2007, we entered into a license, development and commercialization agreement, or the Bayer license agreement, with Bayer pursuant to which we obtained a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. The Bayer license agreement, as amended, permits us to use entinostat or other licensed products under the Bayer license agreement for the treatment of any human disease, and we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize licensed products for all commercially reasonable indications.

We are obligated to pay Bayer up to approximately $50 million in the aggregate upon obtaining certain milestones in the development and marketing approval of entinostat, assuming that we pursue at least two different indications for entinostat or any other licensed product under the Bayer license agreement. We are also obligated to pay Bayer $100 million in aggregate sales milestones, and a tiered, single-digit royalty on net sales by us, our affiliates and sublicensees of entinostat and any other licensed products under the Bayer license agreement. We are obligated to pay Bayer these royalties on a country-by-country basis for the life of the relevant licensed patents covering such product or 15 years after the first commercial sale of such product in such country, whichever is longer. We cannot determine the date on which our royalty payment obligations to Bayer would expire because no commercial sales of entinostat have occurred and the last-to-expire relevant patent covering entinostat in a given country may change in the future.

The Bayer license agreement will remain in effect until the expiration of our royalty obligations under the agreement in all countries. Either party may terminate the Bayer license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the Bayer license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. Bayer may terminate the Bayer license agreement if we seek to revoke or challenge the validity of any patent licensed to us by Bayer under the Bayer license agreement or if we procure or assist a third party to take any such action.

If the Bayer license agreement is terminated, we would not be able to develop, manufacture, market or sell entinostat and would result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect entinostat.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the U.S. Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future. In view of recent developments in U.S. patent laws, in spite of our efforts and the efforts of our licensors, we may face difficulties in obtaining allowance of our biomarker based patient selection patent claims or if we are successful in obtaining allowance of our biomarker based patient selection claims, we or our licensor may be unsuccessful in defending the validity of such claims if challenged before a competent court.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business and financial condition.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering entinostat, our competitors might be able to enter the market, which would harm our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have an adverse effect on the success of our business and on our stock price.

Third parties may infringe our or our licensors’ patents or misappropriate or otherwise violate our or our licensors’ intellectual property rights. In the future, we or our licensors may initiate legal proceedings to enforce or defend our or our licensors’ intellectual property rights, to protect our or our licensors’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming and many of our or our licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect our rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Third-party preissuance submission of prior art to the USPTO, or opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings in the United States or other jurisdictions provoked by third parties or brought by us or our licensors or collaborators may be necessary to determine the priority of inventions with respect to our or our licensors’ patents or patent applications. An unfavorable outcome could require us or our licensors to cease using the related technology and commercializing entinostat, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms or at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this process. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a downward effect on the price of shares of our common stock.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have an adverse effect on the success of our business.

Third parties may initiate legal proceedings against us or our licensors or collaborators alleging that we or our licensors or collaborators infringe their intellectual property rights or we or our licensors or collaborators may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, reexaminations, inter partes reviews or derivation proceedings before the United States or other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaborators can.

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing entinostat, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing entinostat or force us to cease some of our business operations, which could materially harm our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, for some of our in-licensed patents and patent applications, we do not have access to any patent assignments or employee agreements demonstrating that all inventors have assigned their rights to the inventions or related patents. As a result, we may be subject to claims of ownership by such inventors.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Risks Related to Ownership of Our Common Stock

The market price of our stock may be volatile and you could lose all or part of your investment.

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of trials of entinostat or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to entinostat or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.

In addition, the stock market in general, and the NASDAQ Global Select Market and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock could be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our trials or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 66.2% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•	the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and instead provide a reduced level of disclosure concerning executive compensation; and

•	any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission, or SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Global Select Market. Our management and other personnel needs to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we were required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of the stockholders who held shares of our capital stock prior to our IPO are subject to lock-up agreements with the underwriters of our IPO that restrict such stockholders’ ability to transfer shares of our common stock that they held prior to the consummation of our IPO. Moreover, holders of an aggregate of 13,259,554 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing after the filing of our initial annual report on Form 10-K, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by managementon, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would benefit our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholder approval;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2016 and pursuant to our 2007 Stock Plan, we granted stock options to purchase up to an aggregate of 150,480 shares of our common stock to our employees at a weighted-average exercise price of $11.13 per share. The sales of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of March 31, 2016, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016

By:	/s/ Briggs W. Morrison
Briggs W. Morrison
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Allan Shaw
Allan Shaw
Chief Financial Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 20, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated as of March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.1	2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.2	Form of Incentive Stock Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.3	Form of Non-Qualified Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.4	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.5	Executive Employment Agreement by and between the company and Briggs W. Morrison, M.D., dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.6	Executive Employment Agreement by and between the company and Michael A. Metzger, dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.7	Executive Employment Agreement by and between the Company and Michael L. Meyers, M.D., Ph.D., dated as of October 1, 2015 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.8	Executive Employment Agreement by and between the Company and Allan L. Shaw, dated as of January 15, 2016 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.9	Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.