Form 10-Q
period 2016-06-30
Syndax Pharmaceuticals Inc
filed 2016-08-15
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2016, there were 17,782,150 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “would,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project” or “continue,” or the negative or plural of these terms or other comparable terminology.

Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•	the timing of the commencement, progress and receipt of data from the planned Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, ovarian cancer and triple negative breast cancer;

•	the timing of the commencement, progress and receipt of data from the planned Phase 3 clinical trial of entinostat in advanced HR+ breast cancer;

•	the timing of the commencement, progress and receipt of data related to the clinical development of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;

•	the timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;

•	our ability to replicate results in future clinical trial;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;

•	the potential use of entinostat to treat additional tumor types, including head and neck, bladder and renal cells;

•	our ability to maintain our license with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd. and UCB Biopharma Sprl;

•	the implementation of our strategic plans for our business and development of our product candidates;

•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;

•	the market adoption of our product candidates by physicians and patients; and

•	developments relating to our competitors and our industry.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

i

In this report, unless otherwise stated or as the context otherwise requires, references to “Syndax,” “the Company,” “we,” “us,” “our” and similar references refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

ii

Part I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,441	$23,179
Restricted cash	54	54
Short-term investments	111,016	63,310
Prepaid expenses and other current assets	1,868	1,464

Total current assets	127,379	88,007
Property and equipment, net	304	88
Other assets	173	1,808

Total assets	$127,856	$89,903

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,588	$1,452
Accrued expenses and other current liabilities	3,745	2,175
Current portion of deferred revenue	1,220	1,220

Total current liabilities	6,553	4,847

Long-term liabilities:
Common stock warrant liability	—	2,848
Deferred revenue, less current portion	14,830	15,440
Other long-term liabilities	232	70

Total long-term liabilities	15,062	18,358

Total liabilities	21,615	23,205

Commitments
Convertible preferred stock	—	319,113
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 0 and 3,512,194 shares authorized; 0 and 700,435 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	7,231
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 20,800,000 shares authorized; 17,770,538 and 85,440 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2	1
Additional paid-in capital	385,556	—
Accumulated other comprehensive income	192	28
Accumulated deficit	(279,509)	(259,675)

Total stockholders’ equity (deficit)	106,241	(252,415)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$127,856	$89,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License fees	$305	$17	$610	$17

Total revenues	305	17	610	17

Operating expenses:
Research and development	6,131	2,271	10,917	3,994
General and administrative	2,808	3,288	7,080	5,999

Total operating expenses	8,939	5,559	17,997	9,993

Loss from operations	(8,634)	(5,542)	(17,387)	(9,976)
Other income (expense):
Interest income (expense), net	276	(322)	420	(661)
Change in fair value of common stock warrant liability	—	(346)	(1,703)	(478)
Other expense	—	(4)	(18)	(10)

Total other income (expense)	276	(672)	(1,301)	(1,149)

Net loss	$(8,358)	$(6,214)	$(18,688)	$(11,125)

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$(36)	$(11)	$164	$(8)

Comprehensive loss	$(8,394)	$(6,225)	$(18,524)	$(11,133)

Net loss attributable to common stockholders	$(8,358)	$(26,338)	$(21,286)	$(38,410)

Net loss per share attributable to common stockholders—basic and diluted	$(0.47)	$(440.52)	$(1.91)	$(649.30)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	17,769,514	59,788	11,155,525	59,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,688)	$(11,125)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	57	267
Stock-based compensation	2,969	1,424
Change in fair value of warrants and derivative	1,720	487
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(394)	(454)
Accounts payable	(54)	350
Deferred revenue	(610)	17,270
Accrued expenses and other liabilities	1,707	(1,170)

Net cash (used in) provided by operating activities	(13,293)	7,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206)	(5)
Purchases of short-term investments	(109,932)	(42,038)
Proceeds from sales and maturities of short-term investments	62,377	5,345

Net cash used in investing activities	(47,761)	(36,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	52,318	—
Proceeds from issuance of convertible preferred stock	—	26,378
Proceeds from stock option exercises	—	12
Other	(2)	(1)

Net cash provided by financing activities	52,316	26,389

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,738)	(3,260)
CASH AND CASH EQUIVALENTS—beginning of period	23,179	10,009

CASH AND CASH EQUIVALENTS—end of period	$14,441	$6,749

Supplement disclosures of cash flow information (Note 14).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on developing an innovative pipeline of combination therapies in multiple cancer indications. The Company was incorporated under the laws of the State of Delaware on October 11, 2005 (date of inception) and is headquartered in Waltham, Massachusetts.

Our lead product candidate, entinostat, which was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (“FDA”) following positive results from the Company’s Phase 2b clinical trial, ENCORE 301, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive breast cancer. The Company is developing entinostat, which has direct effects on both cancer cells and immune regulatory cells, to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. Entinostat is also being evaluated as a combination therapy in Phase 1b/2 clinical trials with (i) Merck & Co., Inc. (“Merck”) for patients with non-small cell lung cancer and melanoma, (ii) Genentech, Inc. for patients with triple negative breast cancer (“TNBC”), and (iii) Pfizer Inc. and Merck KGaA, Darmstadt, Germany, for patients with ovarian cancer.

On July 1, 2016, the Company entered into a license agreement with UCB Biopharma Sprl (“UCB”) under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company will refer to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Concurrently with the development of entinostat, the Company is also developing SNDX-6352 to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. The Company believes that SNDX-6352 has the potential to be used to treat a variety of cancer indications in combination with other oncology agents, including immune checkpoint inhibitors, radiation, chemotherapy and entinostat. We expect to begin the Phase 1 single ascending dose study with SNDX-6352 in healthy volunteers to determine safety and pharmacokinetics during the fourth quarter of 2016.

In March 2016, the Company completed its initial public offering (“IPO”) whereby it sold 4,809,475 shares of common stock at the initial public offering price of $12.00 per share, which included 409,475 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were $50.5 million, net of underwriting discounts and commissions of $4.0 million and offering expenses of $3.1 million. Upon the closing of the IPO, all outstanding shares of the Company’s outstanding convertible preferred stock converted into 12,872,551 shares of common stock; and the Company’s outstanding warrant liability to purchase 357,840 shares of the Company’s common stock valued at $4.6 million was reclassified to additional paid-in capital. The shares trade on the Nasdaq Global Select Market under the symbol “SNDX.”

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

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it will be several years before either entinostat or SNDX-6352 are approved, if ever, and the Company begins to generate revenue from sales of entinostat and SNDX-6352. Accordingly, management expects to incur substantial losses on the ongoing development of entinostat and SNDX-6352 and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of June 30, 2016 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Certain amounts have been reclassified to conform to the current period presentation. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, and the results of operations, comprehensive loss, and cash flows for the three and six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-208861), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on March 3, 2016 (the “Prospectus”).

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

On February 24, 2016, the Company effected a 1-for-1.25 reverse stock split of the Company’s outstanding common stock and convertible preferred stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All of the Company’s historical share and per share information shown in the accompanying financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

3. Summary of Significant Accounting Policies

Significant Accounting Policies—There have been no significant or material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2016, from the Company’s policies disclosed in the audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto, which are included in the Prospectus.

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

Other Assets – Other assets consist of deferred issuance costs, long-term security deposits and noncurrent restricted cash. Deferred issuance costs consist primarily of direct incremental legal and accounting fees relating to the IPO and issuance of debt. As of December 31, 2015, the Company had capitalized deferred IPO issuance costs of $1.6 million. Upon the closing of the IPO, these costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of the FASB’s Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Gross versus Net), (“ASU 2016-08”), which amends ASU 2014-09 to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. Adoption of both ASU 2016-08 and 2014-09 will be permitted using either a retrospective or modified retrospective approach. In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted but not before January 1, 2017. The Company is currently evaluating the method by which it will implement these standards and the impact of the adoption of these standards on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(8,358)	$(6,214)	$(18,688)	$(11,125)
Accretion of convertible preferred stock dividends	—	(1,929)	(2,598)	(3,678)
Accretion of convertible preferred stock to redemption value	—	(18,195)	—	(23,607)

Net loss attributable to common stockholders—basic and diluted	$(8,358)	$(26,338)	$(21,286)	$(38,410)

Net loss per share attributable to common stockholders—basic and diluted	$(0.47)	$(440.52)	$(1.91)	$(649.30)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	17,769,514	59,788	11,155,525	59,156

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2016	2015
Convertible preferred stock	—	8,494,649
Options to purchase common stock	2,715,428	1,787,581
Common stock warrants	357,840	184,257
Restricted stock subject to future vesting	11,612	—

5. Significant Agreements

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

In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.6 million, respectively, of revenue associated with the KHK License Agreement. As of June 30, 2016, there was $16.1 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the condensed consolidated balance sheets.

Eastern Cooperative Oncology Group – In March 2014, the Company entered into a clinical trial agreement (the “ECOG Agreement”) with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the National Cancer Institute (“NCI”)-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased $0.8 million. As of June 30, 2016, the Company’s aggregate payment obligations under this agreement were approximately $21.4 million; and the Company’s remaining payment obligation is approximately $16.0 million over an estimated period of approximately five years.

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

Bayer Pharma AG (formerly known as Bayer Schering Pharma AG) – In March 2007, the Company entered into a license agreement (the “Bayer Agreement”) with Bayer AG (formerly known as Bayer Schering Pharma AG) (“Bayer”) for a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. Under the terms of the Bayer Agreement, the Company paid a nonrefundable upfront license fee of $2.0 million and is responsible for the development and marketing of entinostat. The Company recorded the $2.0 million license fee as research and development expense during the year ended December 31, 2007, as it had no alternative future use. The Company will pay Bayer royalties on a sliding scale based on net sales, if any, and make future milestone payments to Bayer of up to $150.0 million in the event that certain specified development and regulatory goals and sales levels are achieved. In June 2014, a development milestone was achieved, and the Company recorded $2.0 million of research and development expense, which has been fully paid.

In connection with the Bayer Agreement, the Company issued to Bayer a warrant to purchase the number of shares of the Company’s common stock equal to 1.75% of the shares of common stock outstanding on a fully diluted basis as of the earlier of the date the warrant is exercised or the closing of the IPO. Upon the closing of the IPO, the total number of shares of the Company’s common stock issuable upon exercise of the warrant was set at 357,840. Prior to the closing of the IPO, the warrant contained anti-dilution protection to maintain Bayer’s potential ownership at 1.75% of the shares of common stock outstanding on a fully diluted basis, which requires that the actual number of shares of common stock issuable pursuant to the warrant be increased or decreased for any changes in the fully diluted shares of common stock outstanding. The warrant is exercisable at an exercise price of $1.54 per share and expires upon the earlier of the 10-year anniversary of the closing of the IPO or the date of the consummation of a disposition transaction. The warrant was classified as a long-term liability and recorded at fair value with the changes in the fair value recorded in other expense. The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant. Upon the closing of the IPO, the anti-dilution protection for the warrant expired, resulting in the reclassification of the warrant liability to additional paid-in capital. The warrant was re-measured on March 8, 2016, using current assumptions just prior to the reclassification.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total shares exercisable under the warrant, the fair value associated with the warrant and the Black-Scholes option-pricing model assumptions used to value the shares of common stock issuable pursuant to the warrant were as follows:

	Total Shares of Common Stock Issuable Under the Warrant	Average Exercise Price	Fair Value of Common Stock	Estimated Volatility	Risk-Free Interest Rate	Estimated Dividend Yield	Estimated Remaining Contractual Life (in years)	Fair Value of Warrant Liability
		(In thousands, except share and per share data)
June 30, 2015	184,257	$1.54	$7.20	74%	2.06%	0.0%	7.00	$1,171
March 8, 2016	357,840	$1.54	$13.55	69%	1.82%	0.0%	10.00	$4,551

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2015
Assets:
Cash equivalents	$23,154	$9,208	$13,946	$—
Short-term investments	63,310	—	63,310	—

Total assets	$86,464	$9,208	$77,256	$—

Liabilities:
Derivative liability	$133	$—	$—	$133
Common stock warrant liability	2,848	—	—	2,848

Total liabilities	$2,981	$—	$—	$2,981

June 30, 2016
Assets:
Cash equivalents	$13,641	$12,938	$703	$—
Short-term investments	111,016	—	111,016	—

Total assets	$124,657	$12,938	$111,719	$—

Cash equivalents of $12.9 million as of June 30, 2016 and $9.2 million as of December 31, 2015 consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $0.7 million as of June 30, 2016 and $13.9 million as of December 31, 2015 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $111.0 million as of June 30, 2016 and $63.3 million as of December 31, 2015 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2016, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2016 and 2015; and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2015
Commercial paper	$28,980	$48	$—	$29,028
Corporate bonds	34,302	—	(20)	34,282

	$63,282	$48	$(20)	$63,310

June 30, 2016
Commercial paper	$67,987	$191	$—	$68,178
Corporate bonds	42,837	13	(12)	42,838

	$110,824	$204	$(12)	$111,016

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2014	$693	$126
Change in fair value	478	8

Balance—June 30, 2015	$1,171	$134

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance—June 30, 2016	$—	$—

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

The derivative liability related to the contingent success fee owed under the term loans. Upon the completion of an IPO or upon the occurrence of certain change of control or liquidation events, the Company is required to pay a $0.2 million success fee. The Company had recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million had been recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO this is no longer accounted for as a derivative, and the success fee of $0.2 million that is payable in June 2018 is included in other long-term liabilities.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Short-term deposits	$437	$805
Prepaid insurance	435	34
Interest receivable on short-term investments	270	258
Prepaid clinical supplies	538	210
Other	188	157

Total prepaid expenses and other current assets	$1,868	$1,464

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Accrued clinical costs	$2,407	$574
Accrued professional fees	383	561
Accrued compensation and related costs	736	698
Other	219	342

Total accrued expenses	$3,745	$2,175

9. Convertible Preferred Stock

Convertible preferred stock consisted of the following as of December 31, 2015:

	Preferred Shares Designated	Issuance Date	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value
		(In thousands, except share and per share data)
Series A-1	3,160,975	March 2013	2,801,745	$48,032	$65,666
Series B	3,382,113	March and August 2013	272,240	$2,933	$5,084
Series B-1	3,965,411	March, April, July, August and November 2013 and January 2015	3,568,020	$96,348	$96,348
Series C-1	6,090,481	June and August 2015	6,090,461	$152,015	$152,015

Total					$319,113

Series A	3,512,194	March and August 2013	700,435	$—	$7,231

Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock were converted into 12,872,551 shares of its common stock. As of June 30, 2016, the Company does not have any convertible preferred stock issued or outstanding.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaces the 2007 Stock Plan (“2007 Plan”). The 2015 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2016, there were 1,752,111 shares available for issuance under the 2015 Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$256	$229	$479	$293
General and administrative	523	871	2,490	1,131

Total	$779	$1,100	$2,969	$1,424

During the six months ended June 30, 2016, the Company granted options to purchase 186,180 shares of its common stock to certain executives and employees. The grant date fair value of these options was $1.4 million, or $7.41 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

Upon the closing of the IPO in March 2016, the Company recorded $0.7 million of additional stock compensation expense related to certain options granted to two of the Company’s executives.

As of June 30, 2016, there was $7.2 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2007 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. Stock compensation costs have not been capitalized by the Company.

11. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Related-Party Transactions

In June 2015, the Company hired a Chief Executive Officer who was also appointed as a member of the Board. This individual is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

In June 2015, in conjunction with the Company’s Series C-1 convertible preferred stock financing (“Series C-1 financing”), the Company issued 1,130,740 shares of Series C-1 convertible preferred stock for total gross proceeds, including the conversion of $5.0 million in convertible unsecured promissory notes (“2014 Notes”) and a cash purchase price, of $12.7 million to existing stockholders of the Company; and in August 2015 in conjunction with the Series C-1 financing, the Company issued 474,628 shares of Series C-1 convertible preferred stock for total gross proceeds of $5.3 million to an existing stockholder of the Company.

In September and October 2014, the Company issued $5.0 million of the 2014 Notes to stockholders of the Company. The 2014 Notes were converted into 465,563 shares of Series C-1 convertible preferred stock in June 2015, in connection with the Series C-1 financing. Interest expense related to the 2014 Notes held by these stockholders was $0.1 million for three and six months ended June 30, 2015, respectively.

There have been no related-party transactions recorded during the three and six months ended June 30, 2016.

13. Stockholders’ Equity (Deficit)

The following table presents the changes in convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2016:

	Convertible Preferred Stock $0.001 Par Value		Series A Convertible Preferred Stock $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
				(In thousands, except share and per share data)
Balance as of December 31, 2015	12,732,466	$319,113	700,435	$7,231	85,440	$1	$—	$28	$(259,675)	$(252,415)
Accretion for convertible preferred stock dividends	—	2,598	—	—	—	—	(1,452)	—	(1,146)	(2,598)
Proceeds from IPO, net of offering costs of $7,186	—	—	—	—	4,809,475	—	50,527	—	—	50,527
Conversion of preferred stock into common stock	(12,732,466)	(321,711)	(700,435)	(7,231)	12,872,551	1	328,941	—	—	321,711
Reclassification of common stock warrant liability	—	—	—	—	—	—	4,551	—	—	4,551
Vesting of restricted stock	—	—	—	—	3,072	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	—	—	2,969	—	—	2,969
Unrealized gain on short-term investments	—	—	—	—	—	—	—	164	—	164
Repurchase of fractional shares resulting from reverse stock splits	—	—	—	—	—		(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(18,688)	(18,688)

Balance as of June 30, 2016	—	$—	—	$—	17,770,538	$2	$385,556	$192	$(279,509)	$106,241

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2	$407
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$51	$—
Accretion of convertible preferred stock to redemption value	$—	$23,607
Accretion of dividends on convertible preferred stock	$2,598	$3,678
Conversion of convertible notes and accrued interest into Series C-1 convertible preferred stock	$—	$5,211
Issuance costs included in accounts payable and accrued expenses	$170	$139
Vesting of restricted stock	$21	$—
Reclassification of common stock warrant liability to additional paid-in capital	$4,551	$—
Conversion of preferred stock to common stock upon closing of initial public offering	$328,941	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial information for the year ended December 31, 2015 and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-208861), which was filed with the SEC, pursuant to Rule 424 on March 3, 2016.

Overview

Syndax is a clinical stage biopharmaceutical company focused on developing an innovative pipeline of combination therapies in multiple cancer indications. Our lead product candidate, entinostat, which was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, following positive results from our Phase 2b clinical trial, ENCORE 301. We are currently evaluating entinostat in combination with Keytruda® (pembrolizumab) in a Phase 1b/2 clinical trial, ENCORE 601, for non-small cell lung cancer, or NSCLC, and melanoma. We expect to start the three Phase 2 cohorts of ENCORE 601, including patients with NSCLC or melanoma, in the third quarter of 2016. In June 2016, we initiated a Phase 1b/2 clinical trial, ENCORE 602, for entinostat in combination with atezolizumab in TNBC. In collaboration with Ares Trading S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Pfizer Inc., we plan to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with an investigational monoclonal antibody targeting PDL-1, avelumab, in a Phase 1b/2 clinical trial, ENCORE 603, of patients with ovarian cancer. We expect to initiate ENCORE 603 during the fourth quarter of 2016. We believe that, based on its mechanism of action, entinostat may have broad applications in additional tumor types, including head and neck, bladder and renal cell, which are immuno-responsive, or sensitive to immunotherapy. We are also developing entinostat for use in advanced hormone receptor positive, or HR+, and human epidermal growth factor receptor 2 negative, or HER2-, breast cancer in a Phase 3 clinical trial. Enrollment for E2112, our registrational Phase 3 clinical trial of entinostat plus Aromasin® (exemestane tablets) in advanced HR+ and HER2- breast cancer has exceeded 50% and continues at an accelerated pace. The E2112 clinical trial is being conducted in collaboration with Eastern Cooperative Oncology Group-American College of Radiology Imaging Network Cancer Research Group, or ECOG, and the National Cancer Institute, or NCI, under a special protocol assessment with the FDA.

On July 1, 2016, we expanded our pipeline by entering into a license agreement with UCB Biopharma Sprl, or UCB, under which UCB granted us a worldwide, sublicenseable, exclusive license to UCB6352, which we will refer to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Concurrently with the development of entinostat, we are also developing SNDX-6352 to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. We believe that SNDX-6352 has the potential to be used to treat a variety of cancer indications in combination with other oncology agents, including immune checkpoint inhibitors, radiation, chemotherapy and entinostat. We expect to begin the Phase 1 single ascending dose clinical trial with SNDX-6352 in healthy volunteers to determine safety and pharmacokinetics during the fourth quarter of 2016.

On February 24, 2016, we effected a 1-for-1.25 reverse stock split of our outstanding common stock and convertible preferred stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All of our historical share and per share information shown in the accompanying financial statements and related notes have been retroactively adjusted to give effect to this reverse stock split.

In March 2016, we completed our initial public offering, or the IPO, whereby we sold 4,809,475 shares of common stock shares at the initial public offering price of $12.00 per share, which included 409,475 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option to purchase additional shares of common stock. We received net proceeds of $50.5 million from the offering, after deducting underwriting discounts and commissions and other offering costs. Our shares trade on the Nasdaq Global Select Market under the symbol “SNDX.”

We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three and six months ended June 30, 2016, we reported a net loss of $8.4 million and $18.7 million, respectively. As of June 30, 2016, we had an accumulated deficit of $279.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $125.5 million.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the six months ended June 30, 2016 and 2015 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

Research and Development

Since our inception, we have primarily focused on our clinical development programs. Research and development expenses include:

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

Internal and external research and development costs are expensed as they are incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or other information provided to us by our vendors. As we expand the clinical development of our product candidates, the amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Conducting a significant amount of research and development is central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to seek and develop our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates for the period, if any, in which material net cash inflows from these potential product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including non-cash stock-based compensation, related to our executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax, and legal services. We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of our product candidates, an expanding infrastructure and increased professional fees associated with being a public reporting company.

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents and short-term investment balances. Interest expense consists primarily of interest expense on amounts borrowed under our term loan facility, capital leases and convertible notes.

Change in Fair Value of Common Stock Warrant Liability

The common stock warrant liability is associated with a warrant to purchase common stock issued in connection with a license agreement. The change in fair value consisted of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model. Gains and losses arising from changes in fair value were recognized in other expense in the condensed consolidated statements of comprehensive loss. As of the closing of our IPO, the anti-dilution provision of the warrant expired and the warrant liability was reclassified to additional paid-in capital.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus that forms part of our Registration Statement on Form S-1 (File No. 333-208861), which was filed with the SEC pursuant to Rule 424.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
License fees	$305	$17	$288	1694%

Total revenues	305	17	288	1694%

Operating expenses:
Research and development	6,131	2,271	3,860	170%
General and administrative	2,808	3,288	(480)	(15)%

Total operating expenses	8,939	5,559	3,380	61%

Loss from operations	(8,634)	(5,542)	3,092	56%
Other income (expense):
Interest income (expense), net	276	(322)	598	186%
Change in fair value of common stock warrant liability	—	(346)	(346)	(100)%
Other expense	—	(4)	4	NM

Total other income (expense)	276	(672)	948	141%

Net loss	$(8,358)	$(6,214)	$2,144	35%

License Fees

For the three months ended June 30, 2016, we recognized license fees of $0.3 million under the KHK license agreement. During the three months ended June 30, 2105, we allocated $17.3 million of the KHK upfront payment to the license unit of accounting. The upfront payment is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials. In June 2015, we began delivering clinical supplies to KHK and commenced recognizing revenue.

Research and Development

For the three months ended June 30, 2016, our total research and development expenses increased $3.8 million, or 170%, to $6.1 million from $2.3 million for the comparable quarter in the prior year. This is the result of increased spending related to ENCORE 601 of $0.7 million, the commencement of ENCORE 602 of $0.3 million, increasing patient accrual costs related to the E2112 clinical trial of $1.5 million, CMC activities of $0.2 million, employee compensation expense of $0.7 million, facility costs of $0.1 million, legal and consulting expenses of $0.1 million and travel of $0.1 million. The increase in employee compensation costs was primarily due to on-boarding expenses related to 11 new employees of $0.5 million and restructuring costs of $0.2 million.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
External research and development expenses	$4,352	$1,404	$2,948	210%
Internal research and development expenses	1,779	867	912	105%

Total research and development expenses	$6,131	$2,271	$3,860	170%

General and Administrative

For the three months ended June 30, 2016, our total general and administrative expenses decreased $0.5 million, or 15%, to $2.8 million, from $3.3 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation of $0.8 million, partially offset by increases in D&O insurance and other costs related to being a public company of $0.3 million. The decrease in employee compensation was primarily due to $1.3 million of restructuring costs recorded in the second quarter of 2015. This decrease was partially offset by increases in salary expense of $0.1 million and non-cash charges related to stock-based compensation of $0.4 million during the second quarter of 2016.

Interest Income (Expense), Net

For the three months ended June 30, 2016, interest income (expense), net, increased $0.6 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased as a result of the $50.5 million of net proceeds from our IPO in March 2016 and $79.6 million of net proceeds from our Series C-1 preferred stock financing during the second and third quarters of 2015. In addition, for the three months ended June 30, 2015, interest income (expense), net, included interest expense on the $5.0 million of convertible notes that were issued during the third quarter of 2014 as well as interest on the $9.0 million of term loans that were funded in December of 2014. There was no interest-bearing debt outstanding as of June 30, 2016 and December 31, 2015.

Change in Fair Value of Common Stock Warrant Liability

The decrease in expense of $0.3 million in the change in fair value of common stock warrant liability for the three months ended June 30, 2016, compared to the comparable period in the prior year was due to the expiration of the anti-dilution provision contained in the Bayer warrant as a result of the closing of our IPO during the first quarter of 2016, upon which the warrant liability was reclassified to additional paid-in capital.

Comparison of the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
License fees	$610	$17	$593	3488%

Total revenues	610	17	593	3488%

Operating expenses:
Research and development	10,917	3,994	6,923	173%
General and administrative	7,080	5,999	1,081	18%

Total operating expenses	17,997	9,993	8,004	80%

Loss from operations	(17,387)	(9,976)	7,411	74%
Other income (expense):
Interest income (expense), net	420	(661)	1,081	164%
Change in fair value of common stock warrant liability	(1,703)	(478)	1,225	256%
Other expense	(18)	(10)	8	NM

Total other expense	(1,301)	(1,149)	152	13%

Net loss	$(18,688)	$(11,125)	$7,563	68%

License Fees

For the six months ended June 30, 2016, we recognized license fees of $0.6 million derived under the KHK license agreement. During the three months ended June 30, 2105, we allocated $17.3 million of the KHK upfront payment to the license unit of accounting. The upfront payment is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials. In June 2015, we began delivering clinical supplies to KHK and commenced recognizing revenue.

Research and Development

For the six months ended June 30, 2016, our total research and development expenses increased $6.9 million, or 173%, to $10.9 million from $4.0 million for the comparable period in the prior year. This is the result of increased spending related to increasing patient accrual costs related to the E2112 clinical trial of $3.0 million, increased spending related to ENCORE 601 of $1.0 million, costs related to the commencement of ENCORE 602 of $0.9 million, CMC activities of $0.4 million, sponsored research activities of $0.2 million, employee compensation expense of $1.3 million, facility costs of $0.2 million, and travel of $0.1 million, slightly offset by a decrease in legal and consulting expenses of $0.1 million. The increase in employee compensation costs was primarily due to on-boarding expenses related to 11 new employees of $0.7 million, an increase in bonuses of $0.2 million, restructuring costs of $0.2 million, and non-cash charges related to stock-based compensation of $0.2 million.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
External research and development expenses	$7,776	$2,353	$5,423	230%
Internal research and development expenses	3,141	1,641	1,500	91%

Total research and development expenses	$10,917	$3,994	$6,923	173%

General and Administrative

For the six months ended June 30, 2016, our total general and administrative expenses increased $1.1 million, or 18%, to $7.1 million, from $6.0 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increases in employee compensation of $1.3 million, D&O insurance and other costs related to being a public company of $0.5 million. These increases were partially offset by decreases in legal and consulting expenses of $0.7 million primarily due to lower patent legal costs and lower spending related to market research during the first six months of 2016 compared to the first six months of 2015. The increase in employee compensation of $1.3 million was due to non-cash charges related to stock-based compensation of $1.4 million, increased bonus expense of $0.2 million and increased salary expense of $0.2 million due to increased headcount. These increases were partially offset by a decrease in restructuring costs of $0.5 million.

Interest Income (Expense), Net

For the six months ended June 30, 2016, interest income (expense), net, increased $1.1 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased as a result of the $50.5 million of net proceeds from our IPO in March 2016 and $79.6 million of net proceeds from our Series C-1 preferred stock financings during the second and third quarters of 2015. For the six months ended June 30, 2015, interest income (expense), net, included interest expense on the $5.0 million of convertible notes that were issued during the third quarter of 2014 as well as interest on the $9.0 million of term loans that were funded in December of 2014. There was no interest-bearing debt outstanding as of June 30, 2016 and December 31, 2015.

Change in Fair Value of Common Stock Warrant Liability

The increase in expense of $1.2 million in the change in fair value of common stock warrant liability for the six months ended June 30, 2016, compared to the comparable period in the prior year was due to the expiration of the anti-dilution provision contained in the Bayer warrant as a result of the closing of our IPO upon which the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

During March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception and through June 30, 2016, our operations have been financed primarily by net proceeds from our IPO, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. As of June 30, 2016, our cash, cash equivalents and short-term investments were $125.5 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials of our product candidates;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	market acceptance of our product candidates;

•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;

•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates if either candidate receives regulatory approval and we determine to commercialize it ourselves;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we will not have any committed external source of liquidity.

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2016, we had an accumulated deficit of $279.5 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities	$(13,293)	$7,049
Net cash used in investing activities	(47,761)	(36,698)
Net cash provided by financing activities	52,316	26,389

Net decrease in cash and cash equivalents	$(8,738)	$(3,260)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $13.3 million compared to $7.0 million of net cash provided by operating activities for the six months ended June 30, 2015. The increase of $20.3 million in cash used in operating activities for the six months ended June 30, 2016 was primarily due to a decrease in deferred revenue of $17.9 million, a decrease in accounts payable of $0.4 million, an increase in our net loss of $5.0 million (adjusted for non-cash items), slightly offset by an increase in accrued expenses and other liabilities of $2.9 million and a decrease in prepaid expenses and other assets of $0.1 million. The decrease in deferred revenue of $17.9 million was due to the proceeds we received during the first quarter of 2015 under the KHK license agreement related to the upfront license fee of $17.3 million, net of license fee revenue recognized during the first and second quarters of 2016. Our net loss for the six months ended June 30, 2016, adjusted for non-cash items such as stock-based compensation, change in fair value of derivative, change in fair value of warrants and amortization and accretion, was $13.9 million, compared to $8.9 million for six months ended June 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $47.8 million compared to net cash used in investing activities of $36.7 million for the six months ended June 30, 2015. The increase in cash used in investing activities of $11.1 million was primarily due to the purchases of short-term investments, net of sales and maturities, as a result of the $50.5 million of net proceeds received from our IPO in March 2016. During the six months ended June 30, 2015, we received proceeds from the KHK license and stock purchase agreements of $25.0 million and net proceeds from the Series C-1 financing of $18.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $52.3 million compared to $26.4 million for the months ended June 30, 2015. During the six months ended June 30, 2016, we received $52.3 million of proceeds from our IPO, net of underwriting discounts and commissions of $4.0 million and other direct costs of $1.4 million. During the six months ended June 30, 2015, we received the proceeds from the KHK license and stock purchase agreements, of which $7.7 million related to the issuance of the Series B-1 convertible preferred stock; and we received net proceeds from the Series C-1 financing of $18.5 million.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash equivalents of $13.6 million, consisting of interest-bearing money market funds and highly rated corporate bonds and short-term investments of $111.0 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, or the “Exchange Act” is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2016. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, material effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

For the six months ended June 30, 2016, we reported a net loss of $18.7 million. As of June 30, 2016, we had an accumulated deficit of $279.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never achieve or maintain profitability.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize our two product candidates, entinostat and SNDX-6352. We do not anticipate generating revenue from the sale of our product candidates for the foreseeable future. Our ability to generate future product revenue also depends on a number of additional factors, including, but not limited to, our ability to:

•	successfully complete the research and clinical development of, and receive regulatory approval for, our product candidates;

•	launch, commercialize and achieve market acceptance of our product candidates, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•	establish and maintain supplier and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	establish, maintain and protect our intellectual property rights; and

•	attract, hire and retain additional qualified personnel.

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing entinostat and any other product candidates we may develop.

Even if we generate revenues from the sale of our product candidates, we may not become profitable and may need to obtain additional funding to continue operations or acquire additional products that will require additional funding to develop them. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations or even shut down.

We will require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for, entinostat or SNDX-6352 or develop new product candidates.

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

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize entinostat and SNDX-6352 and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize entinostat and SNDX-6352. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	delay, scale back or discontinue the development or commercialization of our product candidates or cease operations altogether;

•	seek strategic alliances for entinostat on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.

Our future funding requirements, both short- and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials of our product candidates;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	market acceptance of our product candidates;

•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;

•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates if either candidate receives regulatory approval and we determine to commercialize it ourselves;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we cannot secure sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through April 30, 2016 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We may have experienced an ownership change subsequent to April 30, 2016; and we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Business and Industry

Entinostat and SNDX-6352 are currently our only product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for and commercialize entinostat or SNDX-6352, our business prospects will be significantly harmed.

Entinostat and SNDX-6352 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize entinostat and SNDX-6352. In order to commercialize entinostat and SNDX-6352, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of entinostat and SNDX-6352 will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trial of entinostat in combination with avelumab and the Phase 1 clinical trial of SNDX-6352;

•	completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda® (pembrolizumab) and atezolizumab;

•	timely patient enrollment and completion of the Phase 3 clinical trial in advanced hormone receptor, or HR+, breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of the ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;

•	the prevalence and severity of adverse side effects;

•	the ability to demonstrate safety and efficacy of entinostat and SNDX-6352 for its proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	achieving and maintaining compliance with all applicable regulatory requirements;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;

•	the ability of our third-party contract manufacturers to produce trial supplies of entinostat and SNDX-6352, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMP;

•	the availability of commercial supplies of therapeutics, including Aromasin® (exemestane tablets) and Keytruda, and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and

•	our ability to enforce our intellectual property rights in and to entinostat and SNDX-6352.

If we fail to obtain regulatory approval for our product candidates, we will not be able to generate product sales, which will have a material adverse effect on our business and our prospects.

Our strategy of combining entinostat with immune checkpoint inhibitors is clinically untested and we may fail to show that the combination is safe and well tolerated and demonstrates additional clinical benefit from the combination.

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to immune checkpoint inhibitors and assess both the safety and efficacy of the combination of entinostat plus a checkpoint inhibitor. However, we have not yet demonstrated the safety or the benefit of this combination in humans and we may be unable to establish a clinically meaningful benefit for patient without added toxicity.

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

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether or not ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data it obtains is compromised due to the failure to adhere to clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;

•	evolving standard of care in treating cancer patients with immune-oncology agents;

•	the size and nature of the patient population;

•	the number and location of clinical trial sites enrolled;

•	competition with other organizations or our own clinical trials for clinical trial sites or patients;

•	the eligibility and exclusion criteria for the trial;

•	the design of the trial;

•	ability to obtain and maintain patient consents; and

•	risk that enrolled subjects will drop out before completion.

As a result of the above factors, there is a risk that our or our collaborators’ clinical trials may not be completed on a timely basis or at all.

We are dependent on Merck & Co., Inc., or Merck, Genentech Inc., or Genentech, Ares Trading S.A., or Merck KGaA, and Pfizer Inc., or Pfizer, and any future collaborators to perform satisfactorily under our agreements.

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

The actions of KHK and any other current or future sublicensees could adversely affect our business.

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

We are dependent on UCB to comply with the terms of our license agreement for SNDX-6352.

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-6352. In July 2016, we entered into a license agreement, or the UCB license agreement, with UCB pursuant to which we obtained a worldwide, sublicenseable, exclusive license to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we will be dependent on our UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. For example, under the UCB license agreement, UCB is required to transfer to us certain data and materials, provide limited technical assistance and certain transitional services, and manufacture and supply us with a preliminary supply of SNDX-6352, which we expect will assist us with the development, manufacture and commercialization of SNDX-6352. If UCB fails to provide such technology transfer or to supply us with sufficient quantities of SNDX-6352, our efforts to develop and commercialization SNDX-6352 may be delayed or may fail. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements is terminated, certain of our rights to develop, manufacture, commercialize or sell SNDX-6352 may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of SNDX-6352, and materially harm our business.

We may be required to relinquish important rights to and control over the development and commercialization of our product candidates to our current or future collaborators.

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

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates could harm our business.

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates, and it is possible that we will never obtain regulatory approval for our existing product candidates or any future product candidates.

Our product candidates could fail to receive regulatory approval from the FDA or foreign regulatory authorities for many reasons, including but not limited to:

•	failure to demonstrate that our product candidates are safe and effective;

•	failure of clinical trials to meet the primary endpoints or level of statistical significance required for approval;

•	failure to demonstrate that the clinical and other benefits of a product candidate outweigh any of its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	disagreement with the design or implementation of our or our collaborators’ trials;

•	the insufficiency of data collected from trials of our product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	failure to obtain approval of the manufacturing and testing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;

•	receipt of a negative opinion from an advisory committee due to a change in the standard of care regardless of the outcome of the clinical trials; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve entinostat and/or SNDX-6352 for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a Risk Evaluation and Mitigation Strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of entinostat and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of entinostat, all of which could limit our ability to successfully commercialize our drug products.

We are not developing entinostat as a monotherapy. A shortage in the supply of Aromasin, Keytruda, atezolizumab, avelumab or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

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

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.

Even if our product candidates receive regulatory approval, they may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in trials;

•	the timing of market introduction as well as competitive products;

•	the clinical indications for which the product candidate is approved;

•	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the frequency and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to our product candidates.

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue to become or remain profitable.

We rely on third-party suppliers to manufacture and distribute our clinical drug supplies for our product candidates, we intend to rely on third parties for commercial manufacturing and distribution of our product candidates and we expect to rely on third parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including entinostat and SNDX-6352. While we expect to continue to depend on third-party manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our third-party manufacturers for compliance with cGMPs and for manufacture of both active drug substances and finished drug products. Facilities used by our third-party manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency. If our third-party manufacturers cannot successfully manufacture materials that conform to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these third-party manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our third-party manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturers’ facility. If the FDA or a foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

A breakthrough therapy designation by the FDA for entinostat may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that entinostat will receive marketing approval.

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our product candidates, they would be subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including withdrawal of the product from the market or suspension of manufacturing, or we may recall the product from distribution. If we, or our third-party manufacturers, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize and generate revenue from the sale of our product candidates.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial scope of its approved use, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause the interruption, delay or halting of the trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. In our Phase 2b clinical trial of entinostat in advanced HR+ breast cancer, the most significant adverse events were fatigue, gastrointestinal disturbances and hematologic toxicities, all of which occurred in higher numbers than in the placebo group. Results of the clinical trials may reveal a high and unacceptable severity and prevalence of side effects or other unexpected characteristics. In such event, the trials could be suspended or terminated, or the FDA or foreign regulatory authorities could deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects.

Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

•	we may suspend marketing of, or withdraw or recall, the product;

•	regulatory authorities may withdraw approvals;

•	regulatory authorities may require additional warnings on the product labels;

•	the FDA or other regulatory authorities may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about the product;

•	the FDA may require the establishment or modification of a REMS or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of the product and impose burdensome implementation requirements on us;

•	regulatory authorities may require that we conduct post-marketing studies;

•	we could be sued and held liable for harm caused to subjects or patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates for use in targeted indications or otherwise materially harm its commercial prospects, if approved, and could harm our business, results of operations and prospects.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

In order to market and sell our product candidates in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, product reimbursement approvals must be secured before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is likely to be insufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+ breast cancer. Our failure to obtain approval of our product candidates by foreign regulatory authorities may negatively impact the commercial prospects of such product candidates and our business prospects could decline. Also, if regulatory approval for our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international jurisdictions and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential for our product candidates will be harmed and our business may be adversely affected.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;

•	the time it takes for our product candidates to complete clinical development and receive marketing approval;

•	our ability to commercialize our product candidates if they receive regulatory approval;

•	the price of our product candidates, including in comparison to branded or generic competitors;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•	our ability to manufacture commercial quantities of our product candidates if they receive regulatory approval; and

•	acceptance of entinostat in combination with Aromasin, Keytruda and other drugs by physicians and other healthcare providers.

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment, or if physicians switch to other new drug or biologic products or choose to reserve our drugs for use in limited circumstances.

Adverse events in the field of immuno-oncology could damage public perception of our product candidates and negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for any products that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, our product candidates may not be accepted by the general public or the medical community.

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

Even if we commercialize our product candidates, they or any other product candidates that we develop, may become subject to unfavorable pricing regulations or third-party coverage or reimbursement practices, which could harm our business.

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

The regulations that govern marketing approvals, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may obtain marketing approval for our product candidates in a particular country, but be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment even if our product candidates obtain marketing approval.

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that it will be considered cost effective by third-party payors, that coverage and an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

We do not currently have any sales, marketing or distribution experience or infrastructure.

In order to market any approved product candidate in the future, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have such capabilities.

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

Current and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or other products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;

•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial subjects or patients;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize any products that we may develop.

While we currently hold trial liability insurance coverage consistent with industry standards, this may not adequately cover all liabilities that we may incur. We also may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise in the future. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Entinostat composition of matter U.S. Patent RE39,754, which we licensed from Bayer, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat and expires in 2017. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Even if we submit the NDA before the expiration of U.S. Patent RE39,754 and are successful in obtaining an extension of the term of U.S. Patent RE39,754 based on FDA regulatory delays, such extension will only extend the term of RE39,754 for a few additional years (up to a maximum of five additional years for patent claims covering a new chemical entity).

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

The portfolio we licensed from UCB includes patent applications with pending claims directed to the composition of matter of SNDX-6352 (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1 Receptor) as well as claims directed to methods of use of SNDX-6352. There is no guarantee that any patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover SNDX-6352 or methods of using SNDX-6352. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that a patent, if any, granted based on the currently pending applications would expire in 2034. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are actually granted.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world is prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in countries outside the United States, or from selling or importing products made using our and our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If the Bayer license agreement is terminated, we would not be able to develop, manufacture, market or sell entinostat and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

If we breach the UCB license agreement related to SNDX-6352 or if the UCB license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of SNDX-6352.

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-6352. Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. In the event that we or any of our affiliates or sublicensees commercializes SNDX-6352, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB.

Either party may terminate the UCB license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the UCB license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. UCB may terminate the UCB license agreement if we seek to revoke or challenge the validity of any patent licensed to us by UCB under the UCB license agreement or if we procure or assist a third party to take any such action.

Unless terminated earlier in accordance with its terms, the UCB license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to UCB would expire because no commercial sales of SNDX-6352 have occurred and the last-to-expire relevant patent covering SNDX-6352 in a given country may change in the future.

If the UCB license agreement is terminated, we would not be able to develop, manufacture, market or sell SNDX-6352 and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would harm our business.

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

Third-party preissuance submission of prior art to the USPTO, or opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings in the United States or other jurisdictions provoked by third parties or brought by us or our licensors or collaborators may be necessary to determine the priority of inventions with respect to our or our licensors’ patents or patent applications. An unfavorable outcome could require us or our licensors to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms or at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

An unfavorable outcome could require us or our licensors or collaborators to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors or collaborators a license on commercially reasonable terms or at all. Even if we or our licensors or collaborators obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaborators. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, third-party manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	results of trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our product candidates or clinical development programs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry, political and market conditions.

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

As of June 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 66.2% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of the stockholders who held shares of our capital stock prior to our IPO are subject to lock-up agreements with the underwriters of our IPO that restrict such stockholders’ ability to transfer shares of our common stock that they held prior to the consummation of our IPO. Such lockup agreements expire on August 30, 2016. Moreover, holders of an aggregate of 13,261,537 shares of our common stock and warrants to purchase shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing after the filing of our initial annual report on Form 10-K, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

Recent Sales of Unregistered Equity Securities

During the six months ended June 30, 2016 and pursuant to our 2007 Stock Plan, we granted stock options to purchase up to an aggregate of 186,180 shares of our common stock to our employees at a weighted-average exercise price of $11.99 per share. The sales of these securities were deemed to be exempt from registration under either Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701, or Section 4(a)(2) of the Securities Act, relative to transactions by an issuer not involving a public offering.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we closed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option to purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley & Co. LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering, and JMP Securities LLC and Oppenheimer & Co. Inc. acted as co-managers for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of June 30, 2016, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016

By:	/s/ Briggs W. Morrison
Briggs W. Morrison
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Allan Shaw
Allan Shaw
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 20, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated as of March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.1†	Amendment No. 3 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016.

10.2†	Amendment No. 4 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016.

10.3†	Amendment No. 5 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016.

10.4†	Amendment No. 6 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 25, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.