Form 10-Q
period 2016-09-30
Syndax Pharmaceuticals Inc
filed 2016-11-14
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 18,193,360 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•	the timing of the commencement, progress and receipt of data from the planned Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, ovarian cancer and triple negative breast cancer;

•	the timing of the commencement, progress and receipt of data from the planned Phase 3 clinical trial of entinostat in advanced HR+, HER2- breast cancer;

•	the timing of the progress and receipt of data related to the clinical development of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;

•	the timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;

•	our ability to replicate results in future clinical trial;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;

•	the potential use of entinostat to treat additional tumor types, including head and neck, bladder and renal cells;

•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd. and UCB Biopharma Sprl;

•	the potential milestone and royalty payments under certain of our license agreements.

•	the implementation of our strategic plans for our business and development of our product candidates;

•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;

•	the market adoption of our product candidates by physicians and patients; and

•	developments relating to our competitors and our industry.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,753	$23,179
Restricted cash	154	54
Short-term investments	102,814	63,310
Prepaid expenses and other current assets	1,546	1,464

Total current assets	117,267	88,007
Property and equipment, net	283	88
Other assets	179	1,808

Total assets	$117,729	$89,903

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,010	$1,452
Accrued expenses and other current liabilities	5,917	2,175
Current portion of deferred revenue	1,220	1,220

Total current liabilities	9,147	4,847

Long-term liabilities:
Common stock warrant liability	—	2,848
Deferred revenue, less current portion	14,525	15,440
Other long-term liabilities	223	70

Total long-term liabilities	14,748	18,358

Total liabilities	23,895	23,205

Commitments
Convertible preferred stock	—	319,113
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 0 and 3,512,194 shares authorized; 0 and 700,435 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	7,231
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 and 20,800,000 shares authorized; 18,179,803 and 85,440 shares outstanding at September 30, 2016 and December 31, 2015, respectively	2	1
Additional paid-in capital	388,210	—
Accumulated other comprehensive income	100	28
Accumulated deficit	(294,478)	(259,675)

Total stockholders’ equity (deficit)	93,834	(252,415)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$117,729	$89,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License fees	$305	$305	$915	$322

Total revenues	305	305	915	322

Operating expenses:
Research and development	12,274	2,968	23,191	6,962
General and administrative	3,269	3,195	10,349	9,194

Total operating expenses	15,543	6,163	33,540	16,156

Loss from operations	(15,238)	(5,858)	(32,625)	(15,834)
Other income (expense):
Interest income (expense), net	268	(229)	688	(890)
Change in fair value of common stock warrant liability	—	(1,607)	(1,703)	(2,085)
Other income (expense)	1	(37)	(17)	(47)

Total other income (expense)	269	(1,873)	(1,032)	(3,022)

Net loss	$(14,969)	$(7,731)	$(33,657)	$(18,856)

Net loss attributable to common stockholders	$(14,969)	$(56,656)	$(36,255)	$(95,066)

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(790.85)	$(2.70)	$(1,500.34)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	17,899,481	71,639	13,419,919	63,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(14,969)	$(7,731)	$(33,657)	$(18,856)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities	$(92)	$25	$72	$17

Comprehensive loss	$(15,061)	$(7,706)	$(33,585)	$(18,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,657)	$(18,856)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(12)	457
Stock-based compensation	3,761	2,712
Change in fair value of warrants and derivative	1,720	2,102
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(80)	(719)
Accounts payable	558	430
Deferred revenue	(915)	16,965
Accrued expenses and other liabilities	3,884	(1,224)

Net cash (used in) provided by operating activities	(24,741)	1,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261)	(18)
Increase in restricted cash	(100)	—
Purchases of short-term investments	(131,752)	(68,722)
Proceeds from sales and maturities of short-term investments	92,402	24,629

Net cash used in investing activities	(39,711)	(44,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	52,177	—
Proceeds from issuance of convertible preferred stock	—	87,323
Proceeds from stock option exercises	1,852	180
Payments on debt	—	(750)
Deferred debt issuance and financing costs	—	(302)
Other	(3)	(2)

Net cash provided by financing activities	54,026	86,449

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,426)	44,205
CASH AND CASH EQUIVALENTS—beginning of period	23,179	10,009

CASH AND CASH EQUIVALENTS—end of period	$12,753	$54,214

Supplement disclosures of cash flow information (Note 13).

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

The Company’s lead product candidate, entinostat was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (“FDA”) following positive results from its Phase 2b clinical trial, ENCORE 301. Syndax is developing entinostat, which has direct effects on both cancer cells and immune regulatory cells, to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. The Company is also evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc. (“Merck”) for non-small cell lung cancer and melanoma, with Genentech, Inc. for triple negative breast cancer (“TNBC”), and with Pfizer Inc. and Merck KGaA, Darmstadt, Germany, for ovarian cancer.

On July 1, 2016, the Company entered into a license agreement with UCB Biopharma Sprl (“UCB”) under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company will refer to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Concurrently with the development of entinostat, the Company is also developing SNDX-6352 to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. The Company believes that SNDX-6352 has the potential to be used to treat a variety of cancer indications in combination with other oncology agents, including immune checkpoint inhibitors, radiation, chemotherapy and entinostat. During the fourth quarter of 2016, the Company began evaluating SNDX-6352 in a single ascending dose Phase 1 clinical trial. The Company believes that SNDX-6352 has the potential to be used to treat a variety of cancers in combination with other oncology agents, including immune checkpoint inhibitors, radiation, chemotherapy and entinostat.

In March 2016, the Company completed its initial public offering (“IPO”) whereby it sold 4,809,475 shares of common stock at the initial public offering price of $12.00 per share, which included 409,475 shares issued pursuant to the underwriters’ partial exercise of their over-allotment option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were $50.5 million, net of underwriting discounts and commissions of $4.0 million and offering expenses of $3.1 million. Upon the closing of the IPO, all outstanding shares of the Company’s outstanding convertible preferred stock converted into 12,872,551 shares of common stock; and the Company’s outstanding warrant liability to purchase 357,840 shares of the Company’s common stock valued at $4.6 million was reclassified to additional paid-in capital. The shares trade on the Nasdaq Global Select Market under the symbol “SNDX.” In connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation and adopted amended and restated bylaws, both of which were approved by the Company’s board of directors and stockholders on September 28, 2015 and February 24, 2016, respectively. Pursuant to the amended and restated certificate of incorporation, the Company is now authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it will be several years before either entinostat or SNDX-6352 is approved, if ever, and the Company begins to generate revenue from sales of entinostat and SNDX-6352. Accordingly, management expects to incur substantial losses on the ongoing development of entinostat and SNDX-6352 and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of September 30, 2016 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, and the results of operations, comprehensive loss, and cash flows for the nine months ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-208861), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on March 3, 2016 (the “Prospectus”).

In 2011, the Company established a wholly owned subsidiary in the United Kingdom. There has been no activity for this entity to date. In 2014, the Company established a wholly owned U.S. subsidiary, Syndax Securities Corporation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies—There have been no significant or material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2016, from those disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015 and the notes thereto, which are included in the Prospectus.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of the FASB’s Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (“ASU 2016-08”), which amends ASU 2014-09 to clarify the implementation guidance on principal versus agent considerations (gross versus net revenue presentation). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. Adoption of both ASU 2016-08 and 2014-09 will be permitted using either a retrospective or modified retrospective approach. In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. The collective guidance will be effective for the Company on January 1, 2018, with early adoption permitted but not before January 1, 2017. The Company is currently evaluating the method by which it will implement these standards and the impact that the adoption of these standards will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017 with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Numerator–basic and diluted:
Net loss	$(14,969)	$(7,731)	$(33,657)	$(18,856)
Accretion of convertible preferred stock dividends	—	(2,817)	(2,598)	(6,495)
Accretion of convertible preferred stock to redemption value	—	(46,108)	—	(69,715)

Net loss attributable to common stockholders—basic and diluted	$(14,969)	$(56,656)	$(36,255)	$(95,066)

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(790.85)	$(2.70)	$(1,500.34)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	17,899,481	71,639	13,419,919	63,363

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2016	2015
Convertible preferred stock	—	12,872,551
Options to purchase common stock	2,508,083	2,589,138
Common stock warrants	357,840	277,152
Restricted stock subject to future vesting	10,077	16,219

5. Significant Agreements

UCB Biopharma Sprl – On July 1, 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company will be solely responsible for the development and commercialization of SNDX-6352, except that UCB will perform a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result of these findings, the upfront payment of $5.0 million has been recorded as research and development expense.

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

In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $0.9 million, respectively, of revenue associated with the KHK License Agreement. As of September 30, 2016, there was $15.7 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the condensed consolidated balance sheets.

Eastern Cooperative Oncology Group – In March 2014, the Company entered into a clinical trial agreement (the “ECOG Agreement”) with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the National Cancer Institute (“NCI”)-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. As of September 30, 2016, the Company’s aggregate payment obligations under this agreement were approximately $21.4 million; and the Company’s remaining payment obligation is approximately $15.0 million over an estimated period of approximately 4.45 years.

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

The total shares exercisable under the warrant, the fair value associated with the warrant and the Black-Scholes option-pricing model assumptions used to value the shares of common stock issuable pursuant to the warrant were as follows:

							Estimated
	Total Shares of		Fair Value				Remaining	Fair Value
	Common Stock	Average	of		Risk-Free	Estimated	Contractual	of
	Issuable Under	Exercise	Common	Estimated	Interest	Dividend	Life	Warrant
	the Warrant	Price	Stock	Volatility	Rate	Yield	(in years)	Liability
		(In thousands, except share and per share data)
September 30, 2015	277,152	$1.54	$10.90	73%	1.85%	0.0%	8.00	$2,778
March 8, 2016	357,840	$1.54	$13.55	69%	1.82%	0.0%	10.00	$4,551

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2015
Assets:
Cash equivalents	$23,154	$9,208	$13,946	$—
Short-term investments	63,310	—	63,310	—

Total assets	$86,464	$9,208	$77,256	$—

Liabilities:
Derivative liability	$133	$—	$—	$133
Common stock warrant liability	2,848	—	—	2,848

Total liabilities	$2,981	$—	$—	$2,981

September 30, 2016
Assets:
Cash equivalents	$12,753	$12,753	$—	$—
Short-term investments	102,814	—	102,814	—

Total assets	$115,567	$12,753	$102,814	$—

Cash equivalents of $12.8 million as of September 30, 2016 and $9.2 million as of December 31, 2015 consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $13.9 million as of December 31, 2015 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $102.8 million as of September 30, 2016 and $63.3 million as of December 31, 2015 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2016, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2016 and 2015; and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2015
Commercial paper	$28,980	$48	$—	$29,028
Corporate bonds	34,302	—	(20)	34,282

	$63,282	$48	$(20)	$63,310

September 30, 2016
Commercial paper	$58,344	$117	$—	$58,461
Corporate bonds	44,370	3	(20)	44,353

	$102,714	$120	$(20)	$102,814

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2014	$693	$126
Change in fair value	2,085	16

Balance—September 30, 2015	$2,778	$142

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance—September 30, 2016	$—	$—

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

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Short-term deposits	$431	$805
Prepaid insurance	373	34
Prepaid clinical supplies	263	210
Interest receivable on short-term investments	199	258
Other	280	157

Total prepaid expenses and other current assets	$1,546	$1,464

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Accrued clinical costs	$4,127	$574
Accrued professional fees	520	561
Accrued compensation and related costs	1,047	698
Other	223	342

Total accrued expenses	$5,917	$2,175

9. Convertible Preferred Stock

Convertible preferred stock consisted of the following as of December 31, 2015:

	Preferred Shares Designated	Issuance Date	Preferred Shares Issued and Outstanding	Liquidation Preference	Carrying Value
(In thousands, except share and per share data)
Series A-1	3,160,975	March 2013	2,801,745	$48,032	$65,666
Series B	3,382,113	March and August 2013	272,240	$2,933	$5,084
Series B-1	3,965,411	March, April, July, August and November 2013 and January 2015	3,568,020	$96,348	$96,348
Series C-1	6,090,481	June and August 2015	6,090,461	$152,015	$152,015

Total					$319,113

Series A	3,512,194	March and August 2013	700,435	$—	$7,231

Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock were converted into 12,872,551 shares of its common stock. As of September 30, 2016, the Company does not have any convertible preferred stock issued or outstanding.

10. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaces the 2007 Stock Plan (“2007 Plan”). The 2015 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2016, there were 1,551,726 shares available for issuance under the 2015 Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$208	$310	$687	$603
General and administrative	584	978	3,074	2,109

Total	$792	$1,288	$3,761	$2,712

During the nine months ended September 30, 2016, the Company granted options to purchase 390,680 shares of its common stock to certain executives and employees. The grant date fair value of these options was $3.1 million, or $7.97 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were 407,730 shares of common stock issued upon the exercise of outstanding stock options for the nine months ended September 30, 2016, resulting in total proceeds of $1.9 million. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the stock plans described above. The intrinsic value of options exercised for the nine months ended September 30, 2016 was $3.7 million.

Upon the closing of the IPO in March 2016, the Company recorded $0.7 million of additional stock compensation expense related to certain options granted to two of the Company’s executives.

As of September 30, 2016, there was $8.2 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2007 Plan and 2015 Plan, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. Stock compensation costs have not been capitalized by the Company.

11. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

12. Stockholders’ Equity (Deficit)

The following table presents the changes in convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2016:

			Series A
	Convertible		Convertible		Common Stock			Accumulated
	Preferred Stock		Preferred Stock		$0.0001		Additional	Other		Total
	$0.001 Par Value		$0.001 Par Value		Par Value		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
			(In thousands, except share and per share data)
Balance as of December 31, 2015	12,732,466	$319,113	700,435	$7,231	85,440	$1	$—	$28	$(259,675)	$(252,415)
Accretion for convertible preferred stock dividends	—	2,598	—	—	—	—	(1,452)	—	(1,146)	(2,598)
Proceeds from IPO, net of offering costs of $7,186	—	—	—	—	4,809,475	—	50,527	—	—	50,527
Conversion of preferred stock into common stock	(12,732,466)	(321,711)	(700,435)	(7,231)	12,872,551	1	328,941	—	—	321,711
Reclassification of common stock warrant liability	—	—	—	—	—	—	4,551	—	—	4,551
Exercise of stock options	—	—	—	—	407,730	—	1,852	—	—	1,852
Vesting of restricted stock	—	—	—	—	4,607	—	31	—	—	31
Stock-based compensation expense	—	—	—	—	—	—	3,761	—	—	3,761
Unrealized gain on short-term investments	—	—	—	—	—	—	—	72	—	72
Repurchase of fractional shares resulting from reverse stock splits	—	—	—	—	—		(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(33,657)	(33,657)

Balance as of September 30, 2016	—	$—	—	$—	18,179,803	$2	$388,210	$100	$(294,478)	$93,834

13. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2	$603
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of convertible preferred stock to redemption value	$—	$69,715
Accretion of dividends on convertible preferred stock	$2,598	$6,495
Conversion of convertible notes and accrued interest into Series C-1 convertible preferred stock	$—	$5,211
Issuance costs included in accounts payable and accrued expenses	$29	$928
Vesting of restricted stock	$31	$4
Reclassification of common stock warrant liability to additional paid-in capital	$4,551	$—
Conversion of preferred stock to common stock upon closing of initial public offering	$328,941	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Syndax is a clinical stage biopharmaceutical company focused on developing an innovative pipeline of combination therapies in multiple cancer indications. Our lead product candidate, entinostat, was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, following positive results from our Phase 2b clinical trial, ENCORE 301. We are currently evaluating entinostat in combination with Keytruda® (pembrolizumab) in a Phase 1b/2 clinical trial with Merck & Co., Inc., ENCORE 601, for non-small cell lung cancer, or NSCLC, and melanoma. We have also entered into a collaboration with Genentech, Inc., or Genentech, to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with Genentech’s investigational immune checkpoint inhibitor, TecentriqTM (atezolizumab), in a Phase 1b/2 clinical trial, ENCORE 602, of patients with triple negative breast cancer, or TNBC. Additionally, in collaboration with Ares Trading S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Pfizer Inc., we plan to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with an investigational monoclonal antibody targeting PDL-1, avelumab, in a Phase 1b/2 clinical trial, ENCORE 603, of patients with ovarian cancer. We are also developing entinostat for use in advanced hormone receptor positive, or HR+, and human epidermal growth factor receptor 2 negative, or HER2-, breast cancer in a Phase 3 clinical trial. This Phase 3 registration clinical trial of entinostat plus Aromasin® (exemestane tablets) is being conducted in collaboration with Eastern Cooperative Oncology Group-American College of Radiology Imaging Network Cancer Research Group, or ECOG, and the National Cancer Institute under a special protocol assessment, or SPA, with the FDA. We believe that, based on its mechanism of action, entinostat may have broad applications in additional tumor types, including head and neck, bladder and renal cell, which are immuno-responsive, or sensitive to immunotherapy.

On July 1, 2016, we expanded our pipeline by entering into a license agreement with UCB Biopharma Sprl, or UCB, under which UCB granted us a worldwide, sublicenseable, exclusive license to UCB6352, which we refer to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Concurrently with the development of entinostat, we are also developing SNDX-6352 to potentially enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. We believe that SNDX-6352 has the potential to be used to treat a variety of cancer indications in combination with other oncology agents, including immune checkpoint inhibitors, radiation, chemotherapy and entinostat.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three and nine months ended September 30, 2016, we reported a net loss of $15.0 million and $33.7 million, respectively. As of September 30, 2016, we had an accumulated deficit of $294.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $115.6 million.

Pipeline Updates

•	E2112 is now 60% enrolled as patient accrual has continued at an accelerated pace. ECOG expects enrollment will be complete by the end of the second half of 2017 and that the final analysis of the progression free survival endpoint will be available by the end of the second half of 2017.

•	During the fourth quarter of 2016, we commenced the single ascending dose in the Phase 1 clinical trial of SNDX-6352 in healthy volunteers to determine the safety and pharmacokinetics of the anti-CSF-1R monoclonal antibody.

•	In October 2016, we initiated enrollment of the three cohorts in the first stage of the Phase 2 component of ENCORE 601 in patients with NSCLC and melanoma. Previously, we announced the completion of enrollment for the dose confirmation stage of ENCORE 601 in patients with NSCLC. We anticipate making a go/no go decision to progress each arm of ENCORE 601 to Stage 2 in patients with advanced metastatic or recurrent NSCLC or melanoma by the end of the first quarter of 2017.

•	In June 2016, we initiated the Phase 1b portion of ENCORE 602 in patients with TNBC, which continues to enroll on schedule. The trial’s open label Phase 1b portion is designed to assess the safety of a 5 mg dose. We anticipate safety data from the Phase 1b dose determination portion of ENCORE 602 in patients with TNBC during the first half of 2017.

•	In collaboration with Merck KGaA, Darmstadt, Germany, and Pfizer Inc. we began prescreening patients for enrollment in the Phase 1b portion of ENCORE 603 in patients with ovarian cancer. We expect to initiate ENCORE 603 during the fourth quarter of 2016. We anticipate safety data from the Phase 1b safety portion of ENCORE 603 in patients with ovarian cancer during the first half of 2017.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the nine months ended September 30, 2016 and 2015 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

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

Change in Fair Value of Common Stock Warrant Liability

The common stock warrant liability is associated with a warrant to purchase common stock issued in connection with a license agreement. The change in fair value consisted of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model. Gains and losses arising from changes in fair value were recognized in other income (expense) in the condensed consolidated statements of operations. As of the closing of our IPO, the anti-dilution provision of the warrant expired and the warrant liability was reclassified to additional paid-in capital.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
License fees	$305	$305	$—	0%

Total revenues	305	305	—	0%

Operating expenses:
Research and development	12,274	2,968	9,306	314%
General and administrative	3,269	3,195	74	2%

Total operating expenses	15,543	6,163	9,380	152%

Loss from operations	(15,238)	(5,858)	9,380	160%
Other income (expense):
Interest income (expense), net	268	(229)	497	217%
Change in fair value of common stock warrant liability	—	(1,607)	(1,607)	(100)%
Other income (expense)	1	(37)	38	NM

Total other income (expense)	269	(1,873)	2,142	114%

Net loss	$(14,969)	$(7,731)	$7,238	94%

License Fees

For the three months ended September 30, 2016, we recognized license fees of $0.3 million under the KHK license agreement. In 2015, arrangement consideration of $17.3 million was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials. In June 2015, we began delivering clinical supplies to KHK and commenced recognizing revenue.

Research and Development

For the three months ended September 30, 2016, our total research and development expenses increased $9.3 million, or 314%, to $12.3 million from $3.0 million for the comparable quarter in the prior year. This increase in spending was primarily due to the nonrefundable upfront payment related to the UCB License Agreement of $5.0 million and increases in clinical and research activities of $3.5 million, employee compensation costs of $0.5 million, legal and consulting activities of $0.2 million and facilities costs of $0.1 million. The increase in employee compensation costs was primarily due to on-boarding expenses of $0.6 million related to 12 new employees slightly offset by a decrease in noncash stock-based compensation expense of $0.1 million.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
External research and development expenses	$10,750	$2,014	$8,736	434%
Internal research and development expenses	1,524	954	570	60%

Total research and development expenses	$12,274	$2,968	$9,306	314%

General and Administrative

For the three months ended September 30, 2016, our total general and administrative expenses of $3.3 million remained relatively level to the comparable quarter in the prior year of $3.2 million and the increase was primarily due to increases in costs related to operating as a public company of $0.3 million and facilities costs of $0.1 million that were almost entirely offset by decreases in employee compensation of $0.2 million and legal and consulting expenses of $0.1 million. The decrease in employee compensation was primarily due to 2015 restructuring costs.

Interest Income (Expense), Net

For the three months ended September 30, 2016, interest income (expense), net, increased $0.5 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased as a result of the $50.5 million of net proceeds from our IPO in March 2016 and $79.6 million of net proceeds from our Series C-1 preferred stock financing during the second and third quarters of 2015. In addition, for the three months ended September 30, 2015, interest income (expense), net, included interest expense on the $9.0 million of term loans that were funded in December 2014. There was no interest-bearing debt outstanding as of September 30, 2016 and December 31, 2015.

Change in Fair Value of Common Stock Warrant Liability

The decrease in expense of $1.6 million in the change in fair value of common stock warrant liability for the three months ended September 30, 2016, compared to the comparable period in the prior year was due to the expiration of the anti-dilution provision contained in the Bayer warrant as a result of the closing of our IPO during the first quarter of 2016, upon which the warrant liability was reclassified to additional paid-in capital.

Comparison of the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
Revenue:
License fees	$915	$322	$593	184%

Total revenues	915	322	593	184%

Operating expenses:
Research and development	23,191	6,962	16,229	233%
General and administrative	10,349	9,194	1,155	13%

Total operating expenses	33,540	16,156	17,384	108%

Loss from operations	(32,625)	(15,834)	16,791	106%
Other income (expense):
Interest income (expense), net	688	(890)	1,578	177%
Change in fair value of common stock warrant liability	(1,703)	(2,085)	(382)	(18)%
Other expense	(17)	(47)	(30)	NM

Total other expense	(1,032)	(3,022)	(1,990)	(66)%

Net loss	$(33,657)	$(18,856)	$14,801	78%

License Fees

For the nine months ended September 30, 2016, we recognized license fees of $0.9 million derived under the KHK license agreement. In 2015, arrangement consideration of $17.3 million was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials. In June 2015, we began delivering clinical supplies to KHK and commenced recognizing revenue.

Research and Development

For the nine months ended September 30, 2016, our total research and development expenses increased $16.2 million, or 233%, to $23.2 million from $7.0 million for the comparable period in the prior year. This increase in spending was primarily due to the nonrefundable upfront payment related to the UCB License Agreement of $5.0 million and increases in clinical and research activities of $8.9 million, employee compensation costs of $1.7 million, facilities and office expense of $0.3 million, legal and consulting costs of $0.2 million and travel of $0.1 million. The increase in employee compensation costs was primarily due to on-boarding expenses related to 12 new employees of $1.9 million that was slightly offset by restructuring costs of $0.2 million incurred in the prior year.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
	(In thousands)
External research and development expenses	$18,526	$4,367	$14,159	324%
Internal research and development expenses	4,665	2,595	2,070	80%

Total research and development expenses	$23,191	$6,962	$16,229	233%

General and Administrative

For the nine months ended September 30, 2016, our total general and administrative expenses increased $1.2 million, or 13%, to $10.3 million, from $9.2 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increases in employee compensation of $1.0 million, D&O insurance and other costs related to being a public company of $0.8 million, and facilities costs of $0.1 million. These increases were partially offset by decreases in legal and consulting expenses of $0.8 million primarily due to lower patent legal costs and lower spending related to market research during the first nine months of 2016 compared to the first nine months of 2015. The increase in employee compensation of $1.0 million was due to non-cash charges related to stock-based compensation of $1.0 million, increased bonus expense of $0.3 million and increased salary expense of $0.4 million due to increased headcount. These increases were partially offset by a decrease in restructuring costs of $0.6 million.

Interest Income (Expense), Net

For the nine months ended September 30, 2016, interest income (expense), net, increased $1.6 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased as a result of the $50.5 million of net proceeds from our IPO in March 2016 and $79.6 million of net proceeds from our Series C-1 preferred stock financings during the second and third quarters of 2015. For the nine months ended September 30, 2015, interest income (expense), net, included interest expense on the $5.0 million of convertible notes that were issued during the third quarter of 2014 as well as interest on the $9.0 million of term loans that were funded in December of 2014. There was no interest-bearing debt outstanding as of September 30, 2016 and December 31, 2015.

Change in Fair Value of Common Stock Warrant Liability

The decrease in expense of $0.4 million in the change in fair value of common stock warrant liability for the nine months ended September 30, 2016, compared to the comparable period in the prior year was due to the expiration of the anti-dilution provision contained in the Bayer warrant as a result of the closing of our IPO upon which the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

During March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception and through September 30, 2016, our operations have been financed primarily by net proceeds from the sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. As of September 30, 2016, our cash, cash equivalents and short-term investments were $115.6 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2016, we had an accumulated deficit of $294.5 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by operating activities	$(24,741)	$1,867
Net cash used in investing activities	(39,711)	(44,111)
Net cash provided by financing activities	54,026	86,449

Net (decrease) increase in cash and cash equivalents	$(10,426)	$44,205

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $24.7 million compared to $1.9 million of net cash provided by operating activities for the nine months ended September 30, 2015. The increase of $26.6 million in cash used in operating activities for the nine months ended September 30, 2016 was primarily due to a decrease in deferred revenue of $17.9 million and an increase in our net loss of $14.6 million (adjusted for non-cash items), partially offset by increases in accrued expenses and other liabilities of $5.1 million and accounts payable of $0.1 million and a decrease in prepaid expenses and other assets of $0.6 million. The decrease in deferred revenue of $17.9 million was due to the proceeds we received during the first quarter of 2015 under the KHK license agreement related to the upfront license fee of $17.3 million, net of license fee revenue recognized during the nine months ended September 30, 2016. Our net loss for the nine months ended September 30, 2016, adjusted for non-cash items such as stock-based compensation, change in fair value of warrants and derivative and depreciation, amortization and accretion, was $28.2 million, compared to $13.6 million for nine months ended September 30, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $39.7 million compared to net cash used in investing activities of $44.1 million for the nine months ended September 30, 2015. The decrease in cash used in investing activities of $4.4 million was primarily the result of greater purchases of short-term investments partially offset by greater sales and maturities of short-term investments for the nine months ended September 30, 2016, as a result of the $52.2 million of net proceeds received from our IPO in March 2016. In addition, purchases of property and equipment increased $0.2 million and restricted cash increased $0.1 million for the nine months ended September 30, 2016 compared to the comparable period in the prior year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $54.0 million compared to $86.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received $52.2 million of proceeds from our IPO, net of underwriting discounts and commissions of $4.0 million and other direct costs of $1.5 million, and $1.9 million of proceeds from stock option exercises. During the nine months ended September 30, 2015, we received the proceeds from the KHK license and stock purchase agreements, of which $7.7 million related to the issuance of the Series B-1 convertible preferred stock, net proceeds from the Series C-1 financing of $79.6 million, and $0.2 million of proceeds from stock option exercises, which were partially offset by $0.8 million of payments on our term loan, which was paid off in the fourth quarter of 2015, and debt issuance and financing costs of $0.3 million.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash equivalents of $12.8 million, consisting of interest-bearing money market funds, and short-term investments of $102.8 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, material effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

For the nine months ended September 30, 2016, we reported a net loss of $33.7 million. As of September 30, 2016, we had an accumulated deficit of $294.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Entinostat and SNDX-6352 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize entinostat and SNDX-6352. In order to commercialize entinostat and SNDX-6352, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of entinostat and SNDX-6352 will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trial of entinostat in combination with avelumab and the Phase 1 clinical trial of SNDX-6352;

•	completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda® (pembrolizumab) and atezolizumab;

•	timely patient enrollment and completion of the Phase 3 clinical trial in advanced hormone receptor, or HR+, HER2- breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of the ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;

•	the prevalence and severity of adverse side effects;

•	the ability to demonstrate safety and efficacy of entinostat and SNDX-6352 for their proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	achieving and maintaining compliance with all applicable regulatory requirements;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;

•	the ability of our third-party contract manufacturers to produce trial supplies of entinostat and SNDX-6352, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices, or cGMP;

•	the availability of commercial supplies of therapeutics, including Aromasin® (exemestane tablets) and Keytruda, and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and

•	our ability to enforce our intellectual property rights in and to entinostat and SNDX-6352.

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

Although the NCI has entered into a Special Protocol Assessment, or SPA, agreement with the FDA relating to the pivotal Phase 3 clinical trial of entinostat for advanced HR+, HER2- breast cancer, this agreement does not guarantee any particular outcome with respect to regulatory review of the trial or any associated New Drug Application, or NDA, for entinostat.

The protocol for the pivotal Phase 3 trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer was reviewed and agreed upon by the FDA under an SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of a NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. Further, obtaining clinical trial data meeting the clinical endpoints in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

If the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer patients fails to demonstrate safety and efficacy to the satisfaction of regulatory authorities or does not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of entinostat.

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer patients. The trial will measure two primary endpoints of progression-free survival, or PFS, and overall survival or OS. Based on information received from ECOG-ACRIN to date, PFS data is expected no sooner than the second half of 2017 and OS data no sooner than the second half of 2019. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of OS demonstrates a favorable trend, we expect to submit an NDA based on this data. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for OS has been achieved. In addition, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

Despite the results reported in our Phase 2b clinical trial for entinostat in advanced estrogen receptor positive, or ER+, breast cancer, we do not know whether the Phase 3 clinical trial in advanced HR+, HER2- breast cancer will demonstrate adequate efficacy and safety to result in regulatory approval to market entinostat in any particular cancer indications or jurisdiction. Additionally, while we do not expect that there will be overlapping toxicities between entinostat and Aromasin, we cannot be certain that we will not observe these toxicities or unexpected side effects in the Phase 3 clinical trial.

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

If there are delays in completing the Phase 3 clinical trial for entinostat in advanced HR+, HER2- breast cancer, we will be delayed in commercializing entinostat, our development costs may increase and our business may be harmed.

The Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and ECOG-ACRIN expects to have PFS data from this trial no sooner than the second half of 2017. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs will increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;

•	evolving standard of care in treating cancer patients with immuno-oncology agents;

•	the size and nature of the patient population;

•	the number and location of clinical trial sites enrolled;

•	competition with other organizations or our own clinical trials for clinical trial sites or patients;

•	the eligibility and exclusion criteria for the trial;

•	the design of the trial;

•	ability to obtain and maintain patient consents; and

•	risk that enrolled subjects will drop out before completion.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell SNDX-6352. In July 2016, we entered into a license agreement, or the UCB license agreement, with UCB pursuant to which we obtained a worldwide, sublicenseable, exclusive license to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we are dependent on UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. For example, under the UCB license agreement, UCB is required to transfer to us certain data and materials, provide limited technical assistance and certain transitional services, and manufacture and supply us with a preliminary supply of SNDX-6352, which we expect will assist us with the development, manufacture and commercialization of SNDX-6352. If UCB fails to provide such technology transfer or to supply us with sufficient quantities of SNDX-6352, our efforts to develop and commercialization SNDX-6352 may be delayed or may fail. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements is terminated, certain of our rights to develop, manufacture, commercialize or sell SNDX-6352 may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of SNDX-6352, and materially harm our business.

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

We may periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

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

Our product candidates could fail to receive regulatory approval from the FDA or foreign regulatory authorities for many reasons, including but not limited to:

•	failure to demonstrate that our product candidates are safe and effective;

•	failure of clinical trials to meet the primary endpoints or level of statistical significance required for approval;

•	failure to demonstrate that the clinical and other benefits of a product candidate outweigh any of its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	disagreement with the design or implementation of our or our collaborators’ trials;

•	the insufficiency of data collected from trials of our product candidates to support the submission and filing of a NDA or other submission or to obtain regulatory approval;

•	failure to obtain approval of the manufacturing and testing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;

•	receipt of a negative opinion from an advisory committee due to a change in the standard of care regardless of the outcome of the clinical trials; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of Aromasin, Keytruda, atezolizumab, avelumab or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, ovarian cancer and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, melanoma, ovarian cancer or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring Aromasin.

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

We have received breakthrough therapy designation for entinostat. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Entinostat when used in combination with Aromasin received a breakthrough therapy designation from the FDA based on the OS results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. The trial showed statistically significant improvements in PFS, the primary endpoint, and OS, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, if results from the Phase 3 clinical trial do not confirm the improvements in PFS or OS observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

Undesirable side effects caused by our product candidates could cause the interruption, delay or halting of the trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. In our Phase 2b clinical trial of entinostat in advanced HR+, HER2- breast cancer, the most significant adverse events were fatigue, gastrointestinal disturbances and hematologic toxicities, all of which occurred in higher numbers than in the placebo group. Results of the clinical trials may reveal a high and unacceptable severity and prevalence of side effects or other unexpected characteristics. In such event, the trials could be suspended or terminated, or the FDA or foreign regulatory authorities could deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects.

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

In order to market and sell our product candidates in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, product reimbursement approvals must be secured before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is likely to be insufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer. Our failure to obtain approval of our product candidates by foreign regulatory authorities may negatively impact the commercial prospects of such product candidates and our business prospects could decline. Also, if regulatory approval for our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international jurisdictions and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential for our product candidates will be harmed and our business may be adversely affected.

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

If entinostat in combination with Aromasin were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, developed by Pfizer, Afinitor, developed by Novartis, and other therapies currently in Phase 3 clinical development such as abemaciclib, being developed by Eli Lilly and Company, and ribociclib and buparlisib, both of which are being developed by Novartis.

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

As of September 30, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 74% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of an aggregate of 6,839,601 shares of our common stock and warrants to purchase shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

None.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of September 30, 2016, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016

By:	/s/ Briggs W. Morrison
Briggs W. Morrison
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Allan Shaw
Allan Shaw
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 20, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated as of March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.1†	License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001- 37708), as filed with the SEC on October 7, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.