Form 10-Q
period 2017-03-31
Syndax Pharmaceuticals Inc
filed 2017-05-09
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37708

Syndax Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0162505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

35 Gatehouse Drive, Building D, Floor 3 Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(781) 419-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, there were 18,255,943 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•	the timing of the progress and receipt of data from the Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and triple negative breast cancer;

•	the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced HR+, HER2- breast cancer;

•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;

•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;

•	our ability to replicate results in future clinical trials;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;

•	the potential use of entinostat to treat additional tumor types, including head and neck, bladder and renal cells;

•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd. and UCB Biopharma Sprl;

•	the potential milestone and royalty payments under certain of our license agreements;

•	the implementation of our strategic plans for our business and development of our product candidates;

•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;

•	the market adoption of our product candidates by physicians and patients; and

•	developments relating to our competitors and our industry.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,356	$23,844
Restricted cash	102	151
Short-term investments	70,429	81,486
Prepaid expenses and other current assets	4,170	3,029

Total current assets	97,057	108,510
Property and equipment, net	234	260
Other assets	376	243

Total assets	$97,667	$109,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,741	$2,375
Accrued expenses and other current liabilities	7,028	6,771
Current portion of deferred revenue	1,220	1,220

Total current liabilities	10,989	10,366

Long-term liabilities:
Deferred revenue, less current portion	13,915	14,220
Other long-term liabilities	148	288

Total long-term liabilities	14,063	14,508

Total liabilities	25,052	24,874

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,244,917 and 18,215,181 shares outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	390,894	389,374
Accumulated other comprehensive (loss) income	(2)	56
Accumulated deficit	(318,279)	(305,293)

Total stockholders’ equity	72,615	84,139

Total liabilities and stockholders’ equity	$97,667	$109,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
License fees	$305	$305

Total revenues	305	305

Operating expenses:
Research and development	9,552	4,786
General and administrative	3,930	4,272

Total operating expenses	13,482	9,058

Loss from operations	(13,177)	(8,753)
Other income (expense):
Interest income, net	259	144
Change in fair value of common stock warrant liability	—	(1,703)
Other expense, net	(53)	(18)

Total other income (expense)	206	(1,577)

Net loss	$(12,971)	$(10,330)

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$(58)	$200

Comprehensive loss	$(13,029)	$(10,130)

Net loss attributable to common stockholders	$(12,971)	$(12,928)

Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(2.85)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	18,231,602	4,541,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,971)	$(10,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	6	53
Stock-based compensation	1,377	2,190
Change in fair value of warrants and derivative	—	1,720
Other	7	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,141)	(613)
Accounts payable	366	(403)
Deferred revenue	(305)	(305)
Accrued expenses and other liabilities	(7)	1,285

Net cash used in operating activities	(12,668)	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(133)
Change in restricted cash	49	2
Purchases of short-term investments	(14,081)	(78,863)
Proceeds from sales and maturities of short-term investments	25,095	31,857

Net cash provided by (used in) investing activities	11,063	(47,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	—	53,549
Proceeds from the exercise of stock options	118	—
Other	(1)	(1)

Net cash provided by financing activities	117	53,548

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,488)	8
CASH AND CASH EQUIVALENTS—beginning of period	23,844	23,179

CASH AND CASH EQUIVALENTS—end of period	$22,356	$23,187

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$73
Accretion of dividends on convertible preferred stock	$—	$2,598
Issuance costs included in accounts payable and accrued expenses	$135	$1,400
Vesting of restricted stock	$11	$10
Reclassification of common stock warrant liability to additional paid-in capital	$—	$4,551
Conversion of preferred stock to common stock upon closing of IPO	$—	$328,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. The Company’s lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. Entinostat was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration following positive results from the Company’s Phase 2b clinical trial, ENCORE 301. The Company is developing entinostat, which has direct effects on both cancer cells and immune regulatory cells, and SNDX-6352, a monoclonal antibody that targets the colony stimulating factor-1 receptor to enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, the Company is evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc. for non-small cell lung cancer and melanoma; with Genentech, Inc. for triple negative breast cancer; and with Merck KGaA, Darmstadt, Germany, and Pfizer Inc. for ovarian cancer. The Company is evaluating SNDX-6352 in a single ascending dose Phase 1 clinical trial. In April 2017, a fourth cohort for microsatellite stable colorectal cancer was added to the Phase 1b/2 clinical trial with Merck & Co., Inc. The Company plans to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of March 31, 2017 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2017, have had no material changes during the three months ended March 31, 2017.

Use of Estimates

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

Other Assets

Other assets consist of deferred issuance costs, long-term security deposits and noncurrent restricted cash. Deferred issuance costs consist primarily of direct incremental legal and accounting fees relating to the IPO and other public offerings, which are deferred until completion of the offering, at which time they are reclassified to additional paid-in capital as a reduction of the offering proceeds. In the event that the offering is terminated, all costs deferred will be expensed immediately. As of March 31, 2017 and 2016, the Company had capitalized deferred issuance costs of $0.1 million and $0. The capitalized deferred issuance costs as of March 31, 2017 related to the at the market equity offering.

Research and Development

In instances where the Company has entered into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. For the three months ended March 31, 2017 and 2016, the Company incurred $0.4 million and $0, respectively, in external costs related to cost-sharing collaborations, of which $0.2 million and $0 has been recorded as a reduction to research and development expense, respectively.

Recently Issued and Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017, and it did not have a material impact on its condensed consolidated balance sheet, condensed consolidated statement of comprehensive loss and condensed statement of cash flows. As part of the adoption of this guidance, the Company adopted a policy to account for forfeitures as they occur.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach. In July 2015, FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted. The Company is currently evaluating the method by which it will implement this standard and the impact of the adoption of this standard on the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(12,971)	$(10,330)
Accretion of convertible preferred stock dividends	—	(2,598)

Net loss attributable to common stockholders—basic and diluted	$(12,971)	$(12,928)

Net loss per share attributable to common stockholders— basic and diluted	$(0.71)	$(2.85)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	18,231,602	4,541,536

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2017	2016
Options to purchase common stock	3,147,793	2,717,539
Common stock warrant	357,840	357,840
Restricted stock subject to future vesting	7,006	13,148

5. Significant Agreements

UCB Biopharma Sprl

In July 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result of these findings, the upfront payment of $5.0 million has been recorded as research and development expense in the consolidated statement of comprehensive loss.

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

The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over the Company’s expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials. In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. During the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million of revenue associated with the KHK License Agreement. As of March 31, 2017, there was $15.1 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the consolidated balance sheets.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company will expand its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of March 31, 2017, the Company’s aggregate payment obligations under this agreement were approximately $23.4 million; and its remaining payment obligations are approximately $14.9 million over an estimated period of approximately four years.

Data and inventions from the Phase 3 clinical trial are owned by ECOG-ACRIN. The Company has access to the data generated in the clinical trial, both directly from ECOG-ACRIN under the ECOG Agreement as well as from the NCI. Additionally, ECOG-ACRIN has granted the Company a non-exclusive royalty-free license to any inventions or discoveries that are derived from entinostat as a result of its use during the clinical trial, along with a first right to negotiate an exclusive license to any of these inventions or discoveries. Either party may terminate the ECOG Agreement in the event of an uncured material breach by the other party or if the U.S. Food and Drug Administration (“FDA”) or National Cancer Institute (“NCI”) withdraws the authorization to perform the clinical trial in the United States. The parties may jointly terminate the ECOG Agreement if the parties agree that safety-related issues support termination of the clinical trial.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2017
Assets:
Cash equivalents	$22,356	$18,910	$3,446	$—
Short-term investments	70,429	—	70,429	—

Total assets	$92,785	$18,910	$73,875	$—

December 31, 2016
Assets:
Cash equivalents	$23,844	$17,089	$6,755	$—
Short-term investments	81,486	—	81,486	—

Total assets	$105,330	$17,089	$88,241	$—

Cash equivalents of $18.9 million as of March 31, 2017 and $17.1 million as of December 31, 2016 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $3.4 million as of March 31, 2017 and $6.8 million as of December 31, 2016 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $70.4 million as of March 31, 2017 and $81.5 million as of December 31, 2016 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 31, 2017, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive loss (income) was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2017 and 2016. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss (income) for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2017
Commercial paper	$26,430	$21	$—	$26,451
Corporate bonds	44,001	0	(23)	43,978

	$70,431	$21	$(23)	$70,429

December 31, 2016
Commercial paper	$30,125	$61	$—	$30,186
Corporate bonds	51,305	6	(11)	51,300

	$81,430	$67	$(11)	$81,486

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance—March 31, 2016	$—	$—

The common stock warrant liability was recorded at fair value determined by using the Black-Scholes option-pricing model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates, and dividend yields. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement. Upon the closing of the IPO, the warrant was reclassified to additional paid-in capital. See Note 5 for further discussion of the accounting for the Bayer common stock warrant as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrant. The derivative liability related to the contingent success fee owed under the term loans. Upon the completion of an IPO or upon the occurrence of certain change of control or liquidation events, the Company was required to pay a $0.2 million success fee. The Company had recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million had been recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO this is no longer accounted for as a derivative, and the success fee of $0.2 million that was payable in June 2018 was included in other long-term liabilities. The success fee was paid in full in March 2017.

7. Prepaid Expenses and Other Current Assets

	March 31, 2017	December 31, 2016
	(In thousands)
Short-term deposits	$2,419	$1,630
Prepaid insurance	637	168
Interest receivable on short-term investments	210	306
Reimbursable costs	374	262
Prepaid clinical supplies	310	461
Other	220	202

Total prepaid expenses and other current assets	$4,170	$3,029

8. Stock-Based Compensation

In January 2017, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 728,948 shares due to the automatic increase provision of the 2015 Plan. As of March 31, 2017, the total number of shares of common stock available for issuance under the 2015 Plan was 1,578,921. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development	$283	$223
General and administrative	1,094	1,967

Total	$1,377	$2,190

During the three months ended March 31, 2017, the Company granted 663,990 stock options to certain executives and employees. The grant date fair value of these options was $4.0 million, or $6.01 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were 28,200 options exercised during the three months ended March 31, 2017, resulting in total proceeds of $0.1 million. The intrinsic value of the options exercised was $0.2 million. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of March 31, 2017, there was $10.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

Upon the closing of the IPO on March 8, 2016, the vesting of certain options granted to two of the Company’s executives immediately vested, in accordance with their employment agreements. The Company recorded $0.7 million of additional stock compensation expense related to this accelerated vesting in March 2016.

9. Employee Stock Purchase Plan

In January 2017, the number of shares of common stock available for issuance under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), was increased by 182,237 shares as a result of the automatic increase provision of the 2015 ESPP. As of March 31, 2017, the total number of shares of common stock available for issuance under the 2015 ESPP was 432,237, and no offering periods have been approved.

10. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

11. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

12. Subsequent Event

On April 6, 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at the market equity offerings. Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. Unless otherwise terminated earlier, the sales agreement continues until all shares available under the sales agreement have been sold. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. There were no sales under this facility through May 5, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 14, 2017.

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. Our lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer, or HR+, HER2- breast cancer. Entinostat was granted Breakthrough Therapy designation by the U. S. Food and Drug Administration, or FDA, following positive results from our Phase 2b clinical trial, ENCORE 301. We are developing entinostat, which has direct effects on both cancer cells and immune regulatory cells, and SNDX-6352, a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, to enhance the body’s immune response on tumors that have shown sensitivity to immunotherapy. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, we are evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck for non-small cell lung cancer, or NSCLC, and melanoma; with Genentech for triple negative breast cancer, or TNBC; and with Merck KGaA and Pfizer for ovarian cancer. We are evaluating SNDX-6352 in a single ascending dose Phase 1 clinical trial. In April 2017, we added a fourth cohort for microsatellite stable colorectal cancer to the Phase 1b/2 clinical trial with Merck. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2017 and 2016, we reported a net loss of $13.0 million and $10.3 million, respectively. As of March 31, 2017, we had an accumulated deficit of $318.3 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 3017, we had cash, cash equivalents and short-term investments of $92.8 million.

Clinical Development

•	E2112 is 73% enrolled as of the end of April 2017. Based upon current enrollment trends, ECOG-ACRIN expects completion of enrollment and progression-free survival analysis in the first half of 2018.

•	In March 2017, the melanoma cohort of the 601 trial met the pre-specified objective response threshold for the first 13 patients; and we progressed to the second stage of the trial. This cohort will now enroll an additional 21 patients. We expect to complete enrollment by the end of the third quarter of 2017. Data from Stage 1 of the other two cohorts is still maturing, and we expect to have a decision regarding a go/no go decision into Stage 2 for these cohorts by the end of the second quarter of 2017.

•	In April 2017, we added a fourth cohort to the 601 trial for colorectal cancer patients who have not been previously treated with a PD-1 blocking antibody, and who have what is called microsatellite stable colorectal cancer. As with the other three cohorts, we are using a two-stage design in which a defined minimum number of responders must be seen in the first stage for the cohort to advance to full enrollment in the second stage. If it progresses to Stage 2, the cohort will enroll 34 patients.

•	In June 2016, we initiated the Phase 1b portion of ENCORE 602 in patients with TNBC. This phase of the study completed enrollment during the fourth quarter of 2016, establishing the 5 mg weekly dose of entinostat safe to go forward in the recently initiated phase 2 portion of the trial. Enrollment is expected to complete by the end of the year.

•	In collaboration with Merck KGaA and Pfizer, we initiated Phase 1b/2 of ENCORE 603 in January 2017 and expect to begin the phase 2 portion of the trial during the third quarter of 2017.

•	As of March 31, 2017, we have enrolled 20 healthy volunteers in the Phase 1 clinical trial of SNDX-6352 to determine the safety and pharmacokinetics of the anti-CSF-1R monoclonal antibody. We are enrolling up to 36 healthy subjects and expect to complete enrollment in the Phase 1 trial by the end of the second quarter of 2017 and initiate a multiple ascending dose trial in cancer patients in the third quarter 2017.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three months ended March 31, 2017 and 2016 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through March 31, 2017, we have incurred $113.0 million in research and development expenses.

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

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents and short-term investment balances. Interest expense consists primarily of interest expense on capital leases.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
License fees	$305	$305	$—	0%

Total revenues	305	305	—	0%

Operating expenses:
Research and development	9,552	4,786	4,766	100%
General and administrative	3,930	4,272	(342)	(8)%

Total operating expenses	13,482	9,058	4,424	49%

Loss from operations	(13,177)	(8,753)	4,424	51%
Other expense:
Interest income, net	259	144	115	NM
Change in fair value of common stock warrant liability	—	(1,703)	(1,703)	100%
Other expense, net	(53)	(18)	35	NM

Total other expense	206	(1,577)	(1,783)	(113)%

Net loss	$(12,971)	$(10,330)	$2,641	26%

License Fees

For the three months ended March 31, 2017 and 2016, we recognized license fees of $0.3 million derived from the KHK license agreement. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015.

Research and Development

For the three months ended March 31, 2017, our total research and development expenses increased $4.8 million, or 100%, to $9.6 million from $4.8 million for the comparable quarter in the prior year due to increases in clinical trial activities of $3.4 million, employee compensation expense of $0.8 million, legal and consultant expenses of $0.5 million and facility costs of $0.1 million. The increase in clinical trial activities was primarily due to increases in spending related the additional cohorts added to ENCORE 601, increased activities in ENCORE 602 and ENCORE 603, start-up costs related to SNDX-6352, our Phase 1 clinical pharmacology trials and CMC activities. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
External research and development expenses	$7,264	$3,424	$3,840	112%
Internal research and development expenses	2,288	1,362	926	68%

Total research and development expenses	$9,552	$4,786	$4,766	100%

General and Administrative

For the three months ended March 31, 2017, our total general and administrative expenses decreased $0.4 million, or 8%, to $3.9 million, from $4.3 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to a decrease in employee compensation of $0.7 million partially offset by increases in consulting expenses of $0.1 million and costs related to being a public company of $0.2 million. The decrease in employee compensation of $0.7 million was primarily due to decreases in non-cash stock-based compensation of $0.9 million and bonus expense of $0.2 million, partially offset by an increase in salary expense of $0.3 million due to increased headcount.

Interest Income, Net

For the three months ended March 31, 2017, interest income, net, increased $0.1 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased due to the $50.5 million proceeds received from our IPO in March 2016.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of common stock warrant liability for the three months ended March 31, 2017 decreased $1.7 million compared to the comparable period in the prior year. At each period end until the closing of our IPO, the fair value of the outstanding common stock warrant liability was re-measured; and the change in the fair value was recorded in other expense in the condensed consolidated statement of comprehensive loss. Upon the closing of our IPO, the anti-dilution provision of the warrant expired; and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

In April 2017, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at the market equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. There were no sales under this facility through May 5, 2017. In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses. Since our inception and through March 31, 2017, our operations have been financed primarily by net proceeds from our IPO, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. As of March 31, 2017, our cash, cash equivalents and short-term investments were $92.8 million. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for our drug candidates;

•	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	market acceptance of our drug candidates;

•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;

•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for our drug candidates if either candidate receives regulatory approval and we determine to commercialize it ourselves;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we become a public company.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2017, we had an accumulated deficit of $318.3 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(12,668)	$(6,403)
Net cash provided by (used in) investing activities	11,063	(47,137)
Net cash provided by financing activities	117	53,548

Net (decrease) increase in cash and cash equivalents	$(1,488)	$8

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $12.7 million and primarily consisted of our net loss of $11.6 million adjusted for non-cash items including stock-based compensation of $1.4 million and a net decrease in operating assets and liabilities of $1.0 million. The increase in our net loss was primarily due to the increase in our clinical trial activities. The significant items in the increase in operating assets and liabilities included an increase in prepaid expenses and other assets of $1.1 million and a decrease in deferred revenue of $0.3 million partially offset by an increase in accounts payable of $0.4 million.

Net cash used in operating activities for the three months ended March 31, 2016 was $6.4 million and primarily consisted of our net loss of $6.4 million adjusted for non-cash items including stock-based compensation of $2.2 million and the change in the fair value of the warrant of $1.7 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.6 million and decreases in accounts payable of $0.4 million and deferred revenue of $0.3 million that were completely offset by a decrease in accrued expenses and other current liabilities of $1.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $11.1 million and was primarily due to the $25.1 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $14.1 million of available-for-sale marketable securities. Cash provided by investing activities for the three months ended March 31, 2017 of $11.1 million compared to the cash used in investing activities for the three months ended March 31, 2016 of $47.1 million increased $58.2 million due to the proceeds from the maturities of available-for-sale securities partially offset by the purchase of available-for-sale marketable securities that were used to fund current operations.

Net cash used in investing activities for the three months ended March 31, 2016 was $47.1 million and was primarily due to the purchase of $78.9 million of available-for-sale marketable securities partially offset by $31.9 million of proceeds from the maturities of available-for-sale securities and purchases of property and equipment of $0.1 million. During the three months ended March 31, 2016, we received $53.5 million of proceeds, net of underwriting discounts and commissions of $4.0 million and other direct costs of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 of $0.1 million was primarily due to proceeds from the exercise of stock options of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2016 of $53.5 million was primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $4.0 million and other direct costs related to our IPO of $0.1 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2017.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash equivalents of $22.4 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds, and short-term investments of $70.4 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

For the three months ended March 31, 2017, we reported a net loss of $13.0 million; and as of March 31, 2017, we had an accumulated deficit of $318.3 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer patients. The trial will measure two primary endpoints of progression free survival, or PFS, and overall survival. Based on information received from ECOG-ACRIN to date, PFS data is expected in the first half of 2018 and overall survival data no sooner than the second half of 2019. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA based on this data. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

The Phase 3 clinical trial of entinostat in combination with Aromasin in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and ECOG-ACRIN expects to have PFS data from this trial in the first half of 2018. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs will increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of Aromasin, Keytruda, atezolizumab, avelumab or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring Aromasin.

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

The pharmacologic treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, TNBC patients includes chemotherapies and therapies targeting specific gene mutations. More recently, immune checkpoint inhibitors have been approved for NSCLC and melanoma and are under investigation for ovarian cancer and TNBC. There are currently no approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with either Keytruda, atezolizumab or avelumab were approved for the treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC, it would face competition from these standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

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

Private payors often follow the Centers for Medicare and Medicaid Services decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments in the future. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In addition, the current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the Affordable Care Act. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives. Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain. Congress could consider other legislation to repeal or replace certain elements of the Affordable Care Act. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-

party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

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

We are obligated to pay Bayer up to approximately $50.0 million in the aggregate upon obtaining certain milestones in the development and marketing approval of entinostat, assuming that we pursue at least two different indications for entinostat or any other licensed product under the Bayer license agreement. We are also obligated to pay Bayer $100.0 million in aggregate sales milestones, and a tiered, single-digit royalty on net sales by us, our affiliates and sublicensees of entinostat and any other licensed products under the Bayer license agreement. We are obligated to pay Bayer these royalties on a country-by-country basis for the life of the relevant licensed patents covering such product or 15 years after the first commercial sale of such product in such country, whichever is longer. We cannot determine the date on which our royalty payment obligations to Bayer would expire because no commercial sales of entinostat have occurred and the last-to-expire relevant patent covering entinostat in a given country may change in the future.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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

As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 73% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of March 31, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 10, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.1†	Amendment No. 7 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 9, 2017.

10.2†	Amendment #2 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated January 16, 2017.

10.3†	Amendment No. 8 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 18, 2017.

10.4†	Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.