Form 10-Q
period 2017-06-30
Syndax Pharmaceuticals Inc
filed 2017-08-10
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 10, 2017, there were 22,219,978 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,988	$23,844
Restricted cash	101	151
Short-term investments	106,967	81,486
Prepaid expenses and other current assets	4,111	3,029

Total current assets	134,167	108,510
Property and equipment, net	260	260
Other assets	239	243

Total assets	$134,666	$109,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,362	$2,375
Accrued expenses and other current liabilities	6,923	6,771
Current portion of deferred revenue	1,220	1,220

Total current liabilities	11,505	10,366

Long-term liabilities:
Deferred revenue, less current portion	13,610	14,220
Other long-term liabilities	214	288

Total long-term liabilities	13,824	14,508

Total liabilities	25,329	24,874

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,219,843 and 18,215,181 shares outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	441,218	389,374
Accumulated other comprehensive income	36	56
Accumulated deficit	(331,919)	(305,293)

Total stockholders’ equity	109,337	84,139

Total liabilities and stockholders’ equity	$134,666	$109,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
License fees	$305	$305	$610	$610

Total revenues	305	305	610	610

Operating expenses:
Research and development	9,862	6,131	19,414	10,917
General and administrative	4,285	2,808	8,215	7,080

Total operating expenses	14,147	8,939	27,629	17,997

Loss from operations	(13,842)	(8,634)	(27,019)	(17,387)
Other income (expense):
Interest income, net	290	276	549	420
Change in fair value of common stock warrant liability	—	—	—	(1,703)
Other expense	(87)	—	(140)	(18)

Total other income (expense)	203	276	409	(1,301)

Net loss	$(13,639)	$(8,358)	$(26,610)	$(18,688)

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$38	$(36)	$(20)	$164

Comprehensive loss	$(13,601)	$(8,394)	$(26,630)	$(18,524)

Net loss attributable to common stockholders	$(13,639)	$(8,358)	$(26,610)	$(21,286)

Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.47)	$(1.41)	$(1.91)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	19,497,581	17,769,514	18,868,089	11,155,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,610)	$(18,688)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	79	57
Stock-based compensation	2,825	2,969
Change in fair value of warrants and derivative	—	1,720
Other	8	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,082)	(394)
Accounts payable	800	(54)
Deferred revenue	(610)	(610)
Accrued expenses and other liabilities	122	1,707

Net cash (used in) provided by operating activities	(24,468)	(13,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(206)
Changes in restricted cash	50	—
Purchases of short-term investments	(87,989)	(109,932)
Proceeds from sales and maturities of short-term investments	62,447	62,377

Net cash used in investing activities	(25,492)	(47,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	—	52,318
Proceeds from issuance of common stock in follow on public stock offering, net	48,836	—
Proceeds from stock option exercises	269	—
Other	(1)	(2)

Net cash provided by financing activities	49,104	52,316

NET DECREASE IN CASH AND CASH EQUIVALENTS	(856)	(8,738)
CASH AND CASH EQUIVALENTS—beginning of period	23,844	23,179

CASH AND CASH EQUIVALENTS—end of period	$22,988	$14,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$2
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$41	$51
Accretion of dividends on convertible preferred stock	$—	$2,598
Issuance costs included in accounts payable and accrued expenses	$161	$170
Vesting of restricted stock	$59	$21
Reclassification of common stock warrant liability to additional paid-in capital	$—	$4,551
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$328,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. The Company’s lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. The U.S. Food and Drug Administration granted Breakthrough Therapy designation to entinostat when given in combination with exemestane following positive results from the Company’s ENCORE 301 Phase 2b clinical trial. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, the Company is evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc. for non-small cell lung cancer, melanoma and microsatellite stable colorectal cancer; with Genentech, Inc. for triple negative breast cancer; and with Merck KGaA, Darmstadt, Germany, and Pfizer Inc. for ovarian cancer. The Company’s second product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor to enhance the body’s immune response against tumors that have shown sensitivity to immunotherapy. The Company is evaluating SNDX-6352 in a Phase 1 clinical trial. The Company plans to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

In May 2017, the Company completed a follow-on public offering whereby the Company sold 3,950,190 shares of common stock at a price of $13.25 per share, which included 200,190 shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by the Company from the offering were approximately $48.7 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it will be two or more years before either entinostat or SNDX-6352 is approved, if ever, and the Company begins to generate revenue from sales of either entinostat or SNDX-6352. Accordingly, management expects to incur substantial losses on the ongoing development of entinostat and SNDX-6352 and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of June 30, 2017 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds are not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, and the results of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2017, have had no material changes during the six months ended June 30, 2017.

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

Other Assets

Other assets consist of deferred issuance costs, long-term security deposits and noncurrent restricted cash. Deferred issuance costs consist primarily of direct incremental legal and accounting fees relating to the IPO and other public offerings, which are deferred until completion of the offering, at which time they are reclassified to additional paid-in capital as a reduction of the offering proceeds. In the event that the offering is terminated, all costs deferred will be expensed immediately. As of June 30, 2017, and 2016, the Company had no capitalized deferred issuance costs.

Research and Development

In instances where the Company has entered into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. For the six months ended June 30, 2017, the Company incurred $1.0 million in external costs related to cost-sharing collaborations, of which $0.5 million has been recorded as a reduction to research and development expense. No external costs related to cost-sharing collaborations were incurred for the six months ended June 30, 2016.

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach. In July 2015, FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted. The Company plans to adopt ASU 2014-09 on January 1, 2018. In preparation for adoption of ASC 606, we have formed a project team and engaged a third-party professional services firm to assist us with our evaluation. We have completed the assessment phase and are working through the next phases of the adoption project. We are continuing to evaluate which transition approach to use and assessing the effect the adoption of ASC 606 will have on our results of operations, financial position and related disclosures. Our preliminary assessment is that the impact of ASC 606 on our revenue recognition is minimal, but it is too early to make a final determination of transition method and effect of adoption given the many facets of this adoption that need to be considered.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(13,639)	$(8,358)	$(26,610)	$(18,688)
Accretion of convertible preferred stock dividends	—	—	—	(2,598)

Net loss attributable to common stockholders—basic and diluted	$(13,639)	$(8,358)	$(26,610)	$(21,286)

Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.47)	$(1.41)	$(1.91)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	19,497,581	17,769,514	18,868,089	11,155,525

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2017	2016
Options to purchase common stock	3,281,644	2,715,428
Common stock warrant	357,840	357,840
Restricted stock subject to future vesting	0	11,612

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

The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over the Company’s expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials. In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. During the six months ended June 30, 2017 and 2016, the Company recognized $0.6 million of revenue associated with the KHK License Agreement. As of June 30, 2017, there was $14.8 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the consolidated balance sheets.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company will expand its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of June 30, 2017, the Company’s aggregate payment obligations under this agreement were approximately $23.4 million; and its remaining payment obligations are approximately $13.7 million over an estimated period of approximately four years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2017
Assets:
Cash and cash equivalents	$22,988	$10,738	$12,250	$—
Short-term investments	106,967	—	106,967	—

Total assets	$129,955	$10,738	$119,217	$—

December 31, 2016
Assets:
Cash and cash equivalents	$23,844	$17,089	$6,755	$—
Short-term investments	81,486	—	81,486	—

Total assets	$105,330	$17,089	$88,241	$—

Cash equivalents of $10.7 million as of June 30, 2017 and $17.1 million as of December 31, 2016 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $12.3 million as of June 30, 2017 and $6.8 million as of December 31, 2016 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $107.0 million as of June 30, 2017 and $81.5 million as of December 31, 2016 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2017, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2017 and 2016. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2017
Commercial paper	$35,219	$73	$—	$35,292
Corporate bonds	71,712	1	(38)	71,675

	$106,931	$74	$(38)	$106,967

December 31, 2016
Commercial paper	$30,125	$61	$—	$30,186
Corporate bonds	51,305	6	(11)	51,300

	$81,430	$67	$(11)	$81,486

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance — June 30, 2016	$—	$—

The common stock warrant liability was recorded at fair value determined by using the Black-Scholes option-pricing model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrant, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement. Upon the closing of the IPO, the warrant was reclassified to additional paid-in capital. See Note 5 for further discussion of the accounting for the Bayer common stock warrant as well as for a summary of the significant inputs and assumptions used to determine the fair value of the warrant. The derivative liability related to the contingent success fee owed under the term loans. Upon the completion of an IPO or upon the occurrence of certain change of control or liquidation events, the Company was required to pay a $0.2 million success fee. The Company had recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million had been recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO this is no longer accounted for as a derivative, and the success fee of $0.2 million that was payable in June 2018 was included in other long-term liabilities. The success fee was paid in full in March 2017.

7. Prepaid Expenses and Other Current Assets

	June 30, 2017	December 31, 2016
	(In thousands)
Short-term deposits	$2,007	$1,630
Prepaid insurance	504	168
Interest receivable on short-term investments	419	306
Reimbursable costs	438	262
Prepaid clinical supplies	457	461
Other	286	202

Total prepaid expenses and other current assets	$4,111	$3,029

8. Stock-Based Compensation

In January 2017, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 728,948 shares due to the automatic increase provision of the 2015 Plan. As of June 30, 2017, the total number of shares of common stock available for issuance under the 2015 Plan was 1,427,340. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$347	$256	$630	$479
General and administrative	1,101	523	2,195	2,490

Total	$1,448	$779	$2,825	$2,969

During the six months ended June 30, 2017, the Company granted 842,390 stock options to certain executives and employees. The grant date fair value of these options was $5.5 million, or $6.50 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were 45,930 options exercised during the six months ended June 30, 2017, resulting in total proceeds of $0.3 million. The intrinsic value of the options exercised was $0.2 million. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of June 30, 2017, there was $10.6 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.6 years. Stock compensation costs have not been capitalized by the Company.

Upon the closing of the IPO on March 8, 2016, the vesting of certain options granted to two of the Company’s executives immediately vested, in accordance with their employment agreements. The Company recorded $0.7 million of additional stock compensation expense related to this accelerated vesting in March 2016.

9. Employee Stock Purchase Plan

In January 2017, the number of shares of common stock available for issuance under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), was increased by 182,237 shares as a result of the automatic increase provision of the 2015 ESPP. As of June 30, 2017, the total number of shares of common stock available for issuance under the 2015 ESPP was 432,237. The first offering period has been approved and commences on August 1, 2017 to finish on January 31, 2018.

10. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the six months ended June 30, 2017:

	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
	(In thousands, except share and per share data)
Balance as of December 31, 2016	18,215,181	$2	$389,374	$56	$(305,293)	$84,139
Proceeds from follow-on offering, net of offering costs of $3,665	3,950,190	—	48,675	—	—	48,675
Proceeds from exercise stock options	45,929	—	269	—	—	269
Vesting of restricted stock	8,543		59	—	—	59
Stock-based compensation expense	—	—	2,825	—	—	2,825
Unrealized gain on short-term investments	—	—	—	(20)	—	(20)
Cumulative effect adjustment of adopting ASU 2016-09	—	—	16	—	(16)	—
Net loss	—	—	—	—	(26,610)	(26,610)

Balance as of June 30, 2017	22,219,843	$2	$441,218	$36	$(331,919)	$109,337

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

13. Subsequent Event

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Company has completed an evaluation all subsequent events through the date of this filing of this Quarterly Report on Form 10-Q.

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

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. Our lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. The U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation to entinostat when given in combination with exemestane following positive results from the Company’s ENCORE 301 Phase 2b clinical trial. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, we are evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc., or Merck, for non-small cell lung cancer, or NSCLC, melanoma and microsatellite stable colorectal cancer, or CRC; with Genentech, Inc., or Genentech, for triple negative breast cancer, or TNBC; and with Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Pfizer Inc., or Pfizer, for ovarian cancer. Our second product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor to enhance the body’s immune response against tumors that have shown sensitivity to immunotherapy. We are evaluating SNDX-6352 in a Phase 1 clinical trial. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

In March 2016, we completed our IPO, whereby we sold 4,809,475 shares of common stock at the initial public offering price of $12.00 per share, which included 409,475 shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. We received net proceeds of $50.5 million from the offering, after deducting underwriting discounts and commissions and other offering costs.

In May 2017, we completed our follow-on public offering whereby we sold 3,950,190 shares of common stock at an offering price of $13.25 per share, which included 200,190 shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The aggregate net proceeds we received from the offering were approximately $48.7 million, net of underwriting discounts and commissions and estimated offering expenses.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2017 and 2016, we reported a net loss of $26.6 million and $18.7 million, respectively. As of June 30, 2017, we had an accumulated deficit of $331.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $130.0 million.

Clinical Development

•	ECOG-ACRIN Cancer Research Group, sponsor of E2112, the Phase 3 registration trial of entinostat plus exemestane in advanced HR+, HER2- breast cancer, expects the progression free survival analysis to be available in the first half of 2018 directly following completion of enrollment. As of the end of July, the trial was 78% enrolled.

•	A number of patients enrolled in the ENCORE 601 cohort of NSCLC patients naïve to PD-(L)1 therapy remain on drug, with a determination on whether the cohort has satisfied the pre-specified efficacy criteria for advancement to the second stage of the trial expected by year end. The pre-specified objective response threshold to advance this cohort into the second stage of the Phase 2 trial had been revised to ≥ 4 responses out of 17 (versus the previous benchmark of ≥ 3 responses out of 13) in order to incorporate Phase 1b patients dosed at the recommended, 5 mg dose of entinostat. Similarly, the cohort of PD-(L)1 refractory NSCLC patients, announced in May to have met the pre-specified objective response threshold to advance into the second stage of the Phase 2 trial, used revised criteria requiring ≥3 responses out of 31 (versus the previous benchmark of >2 responses out of 20) in order to incorporate Phase 1b patients dosed at entinostat 5 mg.

•	Enrollment in the second stage of the PD-(L)1 refractory melanoma cohort of ENCORE 601 has completed, and enrollment in the second stage of the PD-(L)1 refractory NSCLC cohort of ENCORE 601 is expected to complete in the fourth quarter. We expect to present data from stage one of the NSCLC cohorts, as well as biomarker data from the melanoma cohort, at the Society of Immunotherapy of Cancer (SITC) Congress in the fall, and the full trial data from both the pretreated NSCLC and melanoma cohorts at a medical congress in the first half of 2018.

•	Dosing has been initiated in the first patients in the ENCORE 601 cohort of patients with microsatellite stable CRC. This new cohort, announced in April 2017, employ a Simon two-stage design enrolling 13 patients in the first stage, and requires at least 2 confirmed objective responses to proceed to the second stage. A decision on whether to advance to the second stage of the CRC cohort is expected in the first half of 2018.

•	Enrollment is also progressing in the two additional trials aimed at exploring the ability of entinostat to enhance the efficacy of PD-L1 inhibitor therapies, ENCORE 602 and ENCORE 603. ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech’s PD-L1 inhibitor, Tecentriq® (atezolizumab), in patients with TNBC, is expected to complete enrollment in the Phase 2 portion by the end of the fourth quarter. The ENCORE 603 trial is our collaboration with Ares Trading, S.A., a subsidiary of Merck KGaA and Pfizer to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with the investigational monoclonal antibody targeting PD-L1, avelumab, in a Phase 1b/2 clinical trial of patients with ovarian cancer. This trial recently began enrolling patients into the Phase 2 portion and is expected to complete enrollment in the first half of 2018.

•	Enrollment is now complete in the Phase 1 single ascending dose (SAD) clinical trial of SNDX-6352 in healthy volunteers to determine the safety, pharmacokinetics and pharmacodynamics of the anti-CSF-1R monoclonal antibody. We expect to present data from this study at a scientific congress in the fourth quarter of 2017. We also plan to initiate a multiple ascending dose (MAD) trial in cancer patients in the third quarter of 2017.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and six months ended June 30, 2017 and 2016 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through June 30, 2017, we have incurred $122.9 million in research and development expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
License fees	$305	$305	$—	0%

Total revenues	305	305	—	0%

Operating expenses:
Research and development	9,862	6,131	3,731	61%
General and administrative	4,285	2,808	1,477	53%

Total operating expenses	14,147	8,939	5,208	58%

Loss from operations	(13,842)	(8,634)	5,208	60%
Other income (expense):
Interest income, net	290	276	14	(5)%
Other expense	(87)	—	(87)	NM

Total other income	203	276	(73)	26%

Net loss	$(13,639)	$(8,358)	$5,281	63%

License Fees

For the three months ended June 30, 2017 and 2016, we recognized license fees of $0.3 million derived from the KHK license agreement. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015.

Research and Development

For the three months ended June 30, 2017, our total research and development expenses increased $3.7 million, or 61%, to $9.9 million from $6.1 million for the comparable quarter in the prior year due to increases in clinical trial activities of $2.3 million, employee compensation expense of $0.8 million, and legal and consultant expenses of $0.6 million. The increase in clinical trial activities was primarily due to increases in spending related the additional cohorts added to ENCORE 601, increased activities in ENCORE 602 and ENCORE 603, start-up costs related to SNDX-6352, our Phase 1 clinical pharmacology trials and CMC activities. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
External research and development expenses	$7,173	$4,352	$2,821	65%
Internal research and development expenses	2,689	1,779	910	51%

Total research and development expenses	$9,862	$6,131	$3,731	61%

General and Administrative

For the three months ended June 30, 2017, our total general and administrative expenses increased $1.5 million, or 53%, to $4.3 million, from $2.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in employee compensation of $1.0 million combined with increases in consulting expenses of $0.4 million. The increase in employee compensation of $1.0 million was primarily due to increases in non-cash stock-based compensation of $0.6 million, combined with an increase in salary expense of $0.4 million due to increased headcount.

Interest Income, Net

For the three months ended June 30, 2017, interest income, net, increased $14,000 from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased due to the $48.7 million proceeds received from our follow-on public offering in May 2017.

Comparison of the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
License fees	$610	$610	$—	0%

Total revenues	610	610	—	0%

Operating expenses:
Research and development	19,414	10,917	8,497	78%
General and administrative	8,215	7,080	1,135	16%

Total operating expenses	27,629	17,997	9,632	54%

Loss from operations	(27,019)	(17,387)	9,632	55%
Other income (expense):
Interest income, net	549	420	129	(31)%
Change in fair value of common stock warrant liability	—	(1,703)	(1,703)	(100)%
Other expense	(140)	(18)	122	NM

Total other expense	409	(1,301)	(1,710)	(131)%

Net loss	$(26,610)	$(18,688)	$7,922	42%

License Fees

For the six months ended June 30, 2017 and 2016, we recognized license fees of $0.6 million derived from the KHK license agreement. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015.

Research and Development

For the six months ended June 30, 2017, our total research and development expenses increased $8.5 million, or 78%, to $19.4 million from $10.9 million for the comparable period in the prior year due to increases in clinical trial activities of $5.7 million, employee compensation expense of $1.7 million, legal and consultant expenses of $1.0 million and facility costs of $0.1 million. The increase in clinical trial activities was primarily due to increases in spending related the additional cohorts added to ENCORE 601, increased activities in ENCORE 602 and ENCORE 603, start-up costs related to SNDX-6352, our Phase 1 clinical pharmacology trials and CMC activities. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
External research and development expenses	$14,437	$7,776	$6,661	86%
Internal research and development expenses	4,977	3,141	1,836	58%

Total research and development expenses	$19,414	$10,917	$8,497	78%

General and Administrative

For the six months ended June 30, 2017, our total general and administrative expenses increased $1.1 million, or 16%, to $8.2 million, from $7.1 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in employee compensation of $0.4 million, increases in legal and consulting expenses of $0.4 million, increased rent and facilities expenses of $0.2 million and costs related to D&O insurance and other costs related to being a public company of $0.1 million. The increase in employee compensation of $0.4 million was primarily due to an increase in salary expense of $0.8 million, offset in part by decreases in bonus expense of $0.1 million and in non-cash stock-based compensation of $0.3 million.

Interest Income, Net

For the six months ended June 30, 2017, interest income, net, increased $0.1 million from the comparable period in the prior year. The increase was primarily due to interest earned on our cash, cash equivalents and short-term investments, which increased due to the $48.7 million proceeds received from our follow-on public offering in May 2017.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of common stock warrant liability for the six months ended June 30, 2017 decreased $1.7 million compared to the comparable period in the prior year. At each period end until the closing of our IPO, the fair value of the outstanding common stock warrant liability was re-measured; and the change in the fair value was recorded in other expense in the condensed consolidated statement of comprehensive loss. Upon the closing of our IPO, the anti-dilution provision of the warrant expired; and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

In April 2017, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at the market equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. There were no sales under this facility through August 10, 2017.

In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses. In May 2017, we completed our follow-on offering whereby we sold 3,950,120 shares of our common stock at $13.25 per share, resulting in total net proceeds of $48.6 million, after deducting underwriting discounts and commissions and offering expenses. Since our inception and through June 30, 2017, our operations have been financed primarily by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. As of June 30, 2017, our cash, cash equivalents and short-term investments were $130.0 million. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2017, we had an accumulated deficit of $331.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(24,468)	$(13,293)
Net cash used in investing activities	(25,492)	(47,761)
Net cash provided by financing activities	49,104	52,316

Net decrease in cash and cash equivalents	$(856)	$(8,738)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $24.5 million and primarily consisted of our net loss of $26.6 million adjusted for non-cash items including stock-based compensation of $2.8 million and a net decrease in operating assets and liabilities of $0.8 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and increase in headcount. The significant items in the increase in operating assets and liabilities included an increase in prepaid expenses and other assets of $1.1 million and a decrease in deferred revenue of $0.6 million partially offset by an increase in accounts payable of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2016 was $13.3 million and primarily consisted of our net loss of $18.7 million adjusted for non-cash items including stock-based compensation of $3.0 million and the change in the fair value of the warrant of $1.7 million. Changes in operating assets and liabilities included an increase in prepaid expenses and other current assets of $0.4 million and an increase in accounts payable of $0.1 million and a decrease in deferred revenue of $0.6 million that were offset by an increase in accrued expenses and other current liabilities of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $25.5 million and was primarily due to the $62.4 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $88.0 million of available-for-sale marketable securities.

Net cash used in investing activities for the six months ended June 30, 2016 was $47.8 million and was primarily due to the purchase of $110.0 million of available-for-sale marketable securities partially offset by $62.4 million of proceeds from the maturities of available-for-sale securities and purchases of property and equipment of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 of $49.1 million was primarily due to proceeds from our follow-on offering, net of underwriting discounts and commissions of $48.8 million and the exercise of stock options of $0.3 million.

Net cash provided by financing activities for the six months ended June 30, 2016 of $52.3 million came in full from the proceeds from our IPO, net of underwriting discounts and commissions.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash equivalents of $23.0 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds, and short-term investments of $107.0 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

For the six months ended June 30, 2017, we reported a net loss of $26.6 million; and as of June 30, 2017, we had an accumulated deficit of $332.0 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never achieve or maintain profitability.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize our two product candidates, entinostat and SNDX-6352. We do not anticipate generating revenue from the sale of our product candidates for the foreseeable future. Our ability to generate future product revenue also depends on a number of additional factors, including, but not limited to, our ability to:

•	successfully complete the research and clinical development of, and receive regulatory approval for, our product candidates;

•	launch, commercialize and achieve market acceptance of our product candidates, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•	continue to build a portfolio of product candidates through the acquisition or in-license of products, product candidates or technologies;

•	initiate preclinical and clinical trials for any additional product candidates that we may pursue in the future;

•	establish and maintain supplier and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	establish, maintain, expand and protect our intellectual property rights; and

•	attract, hire and retain additional qualified personnel. In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing entinostat or SNDX-6352 and any other product candidates we may develop.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate. For example, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize entinostat and SNDX-6352 and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize entinostat and SNDX-6352. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	delay, scale back or discontinue the development or commercialization of our product candidates or cease operations altogether;

•	seek strategic alliances for entinostat or SNDX-6352 on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Entinostat and SNDX-6352 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize entinostat or SNDX-6352. In order to commercialize entinostat and SNDX-6352, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of entinostat and SNDX-6352 will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq and Bavencio ® (avelumab) and the Phase 1 clinical trial of SNDX-6352;

•	timely patient enrollment and completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;

•	the prevalence and severity of adverse side effects in any of our clinical trials;

•	the ability to demonstrate safety and efficacy of entinostat and SNDX-6352 for their proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	achieving and maintaining compliance with all applicable regulatory requirements;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;

•	the ability of our third-party contract manufacturers to produce trial supplies of entinostat and SNDX-6352, and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practice regulations, or cGMP;

•	the availability of commercial supplies of therapeutics, including exemestane, Keytruda, Tecentriq and Bavencio, and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and

•	our ability to enforce our intellectual property rights in and to entinostat and SNDX-6352.

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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to immune checkpoint inhibitors and assess both the safety and efficacy, including durability of response, of the combination of entinostat plus a checkpoint inhibitor. However, we have not yet demonstrated the safety or the benefit of this combination in humans and we may be unable to establish a clinically meaningful benefit for patients without added toxicity.

Although the NCI has entered into a SPA, agreement with the FDA relating to the pivotal Phase 3 clinical trial of entinostat for advanced HR+, HER2- breast cancer, this agreement does not guarantee any particular outcome with respect to regulatory review of the trial or any associated NDA for entinostat.

The protocol for the pivotal Phase 3 trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer was reviewed and agreed upon by the FDA under an SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. Further, obtaining clinical trial data meeting the clinical endpoints in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

If the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients fails to demonstrate safety and efficacy to the satisfaction of regulatory authorities or does not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of entinostat.

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The trial will measure two primary endpoints of progression free survival, or PFS, and overall survival. Based on information received from ECOG-ACRIN to date, PFS data is expected in the first half of 2018 and overall survival data no sooner than the second half of 2019. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA based on this data in 2018. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice from the European Medicines Agency, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

Despite the results reported in our Phase 2b clinical trial for entinostat in advanced estrogen receptor positive, or ER+, breast cancer, we do not know whether the Phase 3 clinical trial in advanced HR+, HER2- breast cancer will demonstrate adequate efficacy and safety to result in regulatory approval to market entinostat in any particular cancer indications or jurisdiction. Additionally, while we do not expect that there will be overlapping toxicities between entinostat and exemestane, we cannot be certain that we will not observe these toxicities or unexpected side effects in the Phase 3 clinical trial.

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, with the emergence of the new therapies such as Kisqali and Ibrance, patients enrolled in the Phase 3 clinical trial may be different than those enrolled in our previous Phase 2b clinical trial in that they may have received Kisqali and Ibrance prior to our trial and therefore may respond differently to treatment with entinostat. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

The failure of ECOG-ACRIN or the NCI to adequately perform its obligations and responsibilities in the conduct of the Phase 3 clinical trial or to meet expected deadlines could substantially harm our business because we may not obtain regulatory approval for entinostat in a timely manner, or at all.

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether or not ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN or the NCI does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data that ECOG-ACRIN obtains is compromised due to the failure to adhere to cGMPs, clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Although the Phase 3 clinical trial is being conducted by ECOG-ACRIN, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on ECOG-ACRIN does not relieve us of our regulatory responsibilities. We are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and foreign regulatory authorities for any product in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with GCP requirements. In addition, we must conduct our trials with products produced under cGMP requirements. Failure to comply with any of these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory development process.

If there are delays in completing the Phase 3 clinical trial for entinostat in advanced HR+, HER2- breast cancer, we will be delayed in commercializing entinostat, our development costs may increase and our business may be harmed.

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and ECOG-ACRIN expects to have PFS data from this trial in the first half of 2018. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs will increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell SNDX-6352. In July 2016, we entered into the UCB license agreement pursuant to which we obtained a worldwide, sublicenseable, exclusive license to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we are dependent on UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. For example, under the UCB license agreement, UCB is transferring to us certain data and materials, providing limited technical assistance and certain transitional services, and manufacturing and suppling us with a preliminary supply of SNDX-6352, which we expect will assist us with the development, manufacture and commercialization of SNDX-6352. If UCB fails to complete such technology transfer or to supply us with sufficient quantities of SNDX-6352, our efforts to develop and commercialization SNDX-6352 may be delayed or may fail. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements is terminated, certain of our rights to develop, manufacture, commercialize or sell SNDX-6352 may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of SNDX-6352, and materially harm our business.

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

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve entinostat and/or SNDX-6352 for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a risk evaluation and mitigation strategy (“REMS”) or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of entinostat and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of entinostat, all of which could limit our ability to successfully commercialize our product candidates.

We are not developing entinostat as a monotherapy. A shortage in the supply of exemestane, Keytruda, Tecentriq, Bavencio or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of exemestane, Keytruda, Tecentriq, Bavencio or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring exemestane.

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

Even if our product candidates receive regulatory approval, they may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

•	the efficacy, including durability of response, and safety profile as demonstrated in trials;

•	the timing of market introduction as well as competitive products;

•	the clinical indications for which the product candidate is approved;

•	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the frequency and severity of adverse events;

•	the effectiveness of sales and marketing efforts; and

•	unfavorable publicity relating to our product candidates.

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

We have received breakthrough therapy designation from the FDA for entinostat when used in combination with exemestane based on the overall survival results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Phase 2b trial showed statistically significant improvements in PFS, the primary endpoint, and OS, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, if results from the Phase 3 clinical trial do not confirm the improvements in PFS or overall survival observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. If we, or any partner that we may engage, do not lawfully promote our approved products, we may become subject to such litigation, which have a material adverse effect on our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.

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

The pharmacologic treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, TNBC patients includes chemotherapies and therapies targeting specific gene mutations. More recently, immune checkpoint inhibitors have been approved for NSCLC, melanoma and ovarian cancer and are under investigation for TNBC and microsatellite stable colorectal cancer. Currently there are few approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with either Keytruda, Tecentriq or Bavencio were approved for the treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC, it would face competition from standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, and other therapies currently in Phase 3 clinical development such as abemaciclib, being developed by Eli Lilly and Company.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;

•	the time it takes for our product candidates to complete clinical development and receive marketing approval;

•	our ability to commercialize our product candidates if they receive regulatory approval;

•	the price of our product candidates, including in comparison to branded or generic competitors;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•	our ability to manufacture commercial quantities of our product candidates if they receive regulatory approval; and

•	acceptance of entinostat in combination with exemestane, Keytruda, Tecentriq, Bavencio and other drugs by physicians and other healthcare providers.

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

Alternatively, we may rely on third parties to launch and market our product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable legal or regulatory requirements, the FDA or another governmental agency could take enforcement action that could jeopardize our ability to market the product candidate.

Current and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments in the future. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans introduced and then updated a bill to replace the Affordable Care Act known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the Affordable Care Act without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. Each of these measures was rejected by the full Senate. Congress will likely consider other legislation to replace elements of the Affordable Care Act. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or HIPAA, imposes civil and criminal liability for, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing any money or other assets of a health care benefit program, willfully obstructing a criminal investigation of a health care fraud offense, knowingly and willfully making false statements relating to healthcare matters, or knowingly obtaining or disclosing individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA;

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

In spite of our efforts and efforts of our licensor, we may not be successful in defending the validity of the claims of the RE45,499 reissue patent or any of its foreign counterparts. If the claims of the ‘166 patent or any of its counterparts are found to be invalid by a competent court, we may not be able to effectively block entry of generic versions of our entinostat crystalline polymorph B candidate products into markets where the crystalline polymorph B patent claims are found to be invalid. Additionally, even if we submit an NDA before the expiration of U.S. Patent RE45,499 and are successful in obtaining an extension of the term of U.S. Patent RE45,499 based on FDA regulatory delays, such extension will only extend the term of RE45,499 for a few additional years (up to a maximum of five additional years for patent claims covering a new chemical entity).

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 58% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

We completed our initial public offering on March 8, 2016. As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Global Select Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we were required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of June 30, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2017

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 10, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.1	Executive Employment Agreement by and between the Company and Richard P. Shea, dated as of February 9, 2017.

10.2†	Amendment #1 to Clinical Trial Collaboration and Supply Agreement by and between the Company, Merck Sharp & Dohme B.V., and MSD International GmbH, dated as of April 26, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.