Form 10-Q
period 2017-09-30
Syndax Pharmaceuticals Inc
filed 2017-11-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 6, 2017, there were 24,389,929 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•	the timing of the progress and receipt of data from the Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and triple negative breast cancer;

•	the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced HR+, HER2- breast cancer;

•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;

•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;

•	our ability to replicate results in future clinical trials;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;

•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;

•	the potential use of entinostat to treat additional tumor types, including head and neck, bladder and renal cells;

•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc.;

•	the potential milestone and royalty payments under certain of our license agreements;

•	the implementation of our strategic plans for our business and development of our product candidates;

•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;

•	the market adoption of our product candidates by physicians and patients; and

•	developments relating to our competitors and our industry.

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

ii

iii

Part I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,732	$23,844
Restricted cash	100	151
Short-term investments	99,862	81,486
Prepaid expenses and other current assets	3,277	3,029

Total current assets	123,971	108,510
Property and equipment, net	286	260
Other assets	236	243

Total assets	$124,493	$109,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,246	$2,375
Accrued expenses and other current liabilities	10,741	6,771
Current portion of deferred revenue	1,220	1,220

Total current liabilities	14,207	10,366

Long-term liabilities:
Deferred revenue, less current portion	13,305	14,220
Other long-term liabilities	267	288

Total long-term liabilities	13,572	14,508

Total liabilities	27,779	24,874

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,313,001 and 18,215,181 shares outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	443,692	389,374
Accumulated other comprehensive income	28	56
Accumulated deficit	(347,008)	(305,293)

Total stockholders’ equity	96,714	84,139

Total liabilities and stockholders’ equity	$124,493	$109,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License fees	$305	$305	$915	$915

Total revenues	305	305	915	915

Operating expenses:
Research and development	12,188	12,274	31,603	23,191
General and administrative	3,563	3,269	11,777	10,349

Total operating expenses	15,751	15,543	43,380	33,540

Loss from operations	(15,446)	(15,238)	(42,465)	(32,625)
Other income (expense):
Interest income, net	411	268	959	688
Change in fair value of common stock warrant liability	—	—	—	(1,703)
Other income (expense)	(53)	1	(193)	(17)

Total other income (expense)	358	269	766	(1,032)

Net loss	$(15,088)	$(14,969)	$(41,699)	$(33,657)

Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$(8)	$(92)	$(28)	$72

Comprehensive loss	$(15,096)	$(15,061)	$(41,727)	$(33,585)

Net loss attributable to common stockholders	$(15,088)	$(14,969)	$(41,699)	$(36,255)

Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.84)	$(2.08)	$(2.70)

Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	22,239,996	17,899,481	20,004,409	13,419,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,699)	$(33,657)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	233	(12)
Stock-based compensation	4,170	3,761
Change in fair value of warrants and derivative	—	1,720
Other	8	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(248)	(80)
Accounts payable	(206)	558
Deferred revenue	(915)	(915)
Accrued expenses and other liabilities	4,008	3,884

Net cash (used in) provided by operating activities	(34,649)	(24,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(261)
Changes in restricted cash	51	(100)
Purchases of short-term investments	(113,012)	(131,752)
Proceeds from sales and maturities of short-term investments	94,432	92,402

Net cash used in investing activities	(18,571)	(39,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public stock offering, net	—	52,177
Proceeds from issuance of common stock in follow on public stock offering, net	48,674	—
Proceeds from issuance of common stock in at-the-market stock offering, net	1,121
Proceeds from stock option exercises	276	1,852
Proceeds from Employee Stock Purchase Plan	39	—
Other	(2)	(3)

Net cash provided by financing activities	50,108	54,026

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,112)	(10,426)
CASH AND CASH EQUIVALENTS—beginning of period	23,844	23,179

CASH AND CASH EQUIVALENTS—end of period	$20,732	$12,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$2
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$42	$—
Accretion of dividends on convertible preferred stock	$—	$2,598
Issuance costs included in accounts payable and accrued expenses	$—	$29
Vesting of restricted stock	$59	$31
Reclassification of common stock warrant liability to additional paid-in capital	$—	$4,551
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$328,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the “Company”) is a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. The Company’s lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. The U.S. Food and Drug Administration granted Breakthrough Therapy designation to entinostat when given in combination with exemestane following positive results from the Company’s ENCORE 301 Phase 2b clinical trial. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, the Company is evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc. for non-small cell lung cancer, melanoma and microsatellite stable colorectal cancer; with Genentech, Inc. for triple negative breast cancer; and with Merck KGaA, Darmstadt, Germany, and Pfizer Inc. for ovarian cancer. The Company’s second product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor to enhance the body’s immune response against tumors that have shown sensitivity to immunotherapy. The Company is evaluating SNDX-6352 in a multiple ascending dose Phase 1 clinical trial in cancer patients. The Company plans to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

On October 13, 2017, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted to the Company a worldwide, sublicenseable, exclusive license to a portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). Concurrent with the development of entinostat and SNDX-6352, the Company is also developing the Menin Assets to potentially treat MLL-r driven malignancies. The Company believes that the Menin Assets have the potential to be used to treat a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene (“MLL-r”). The Company expects to begin preclinical studies of the Menin Assets during the fourth quarter of 2017.

On October 17, 2017, the Company entered into a purchase agreement with Biotech Value Fund, L.P. (“BVF”) and certain entities affiliated with BVF (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued directly to BVF in a registered direct offering (the “Offering”), 2,021,018 shares of the Company’s common stock at a price of $12.37 per share, representing the closing price of the Company’s shares on the Nasdaq Global Select Market on Friday, October 13, 2017. The net proceeds from the Offering, after deducting estimated expenses, are expected to be approximately $24.8 million.

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

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary.

We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. During the three months ended September 30, 2017, the Company sold 92,511 shares of Common Stock pursuant to the ATM program, at an average price of $12.49 per share for gross proceeds of $1.2 million, resulting in net proceeds of $1.1 million after deducting sales commissions and offering expenses. As of September 30, 2017, $48.8 million of Common Stock remained available for sale under the ATM program.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it may be two or more years before any of our product candidates are approved, if ever, and the Company begins to generate revenue from sales of any of our product candidates. Accordingly, management expects to incur substantial losses on the ongoing development of our product candidates and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of September 30, 2017 should enable the Company to maintain its planned operations for at least the next 12 months. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2017, have had no material changes during the nine months ended September 30, 2017.

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

Other Assets

Other assets consist of deferred issuance costs, long-term security deposits and noncurrent restricted cash. Deferred issuance costs consist primarily of direct incremental legal and accounting fees relating to the IPO and other public offerings, which are deferred until completion of the offering, at which time they are reclassified to additional paid-in capital as a reduction of the offering proceeds. In the event that the offering is terminated, all costs deferred will be expensed immediately. As of September 30, 2017, and 2016, the Company had no capitalized deferred issuance costs.

Research and Development

In instances where the Company has entered into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. For the nine months ended September 30, 2017, the Company incurred $1.6 million in external costs related to cost-sharing collaborations, of which $0.8 million has been recorded as a reduction to research and development expense. No external costs related to cost-sharing collaborations were incurred for the nine months ended September 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach. In July 2015, FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted. The Company plans to adopt ASU 2014-09 on January 1, 2018. We currently have one revenue arrangement. In preparation for adoption of ASC 606, we have formed a project team and engaged a third-party professional services firm to assist us with our preliminary evaluation. We have completed the assessment phase and are working through the final phases of the adoption project. We are continuing to evaluate which transition approach to use and assessing the effect the adoption of ASC 606 will have on our results of operations, financial position and related disclosures. Although substantial work has been completed, our analysis of the impact upon adoption is not finalized as we continue to analyze certain aspects of the arrangement, such as the recently attained development milestone under the KHK agreement discussed in Note 5 to these condensed consolidated financial statements. Therefore, at this time it is too early to make a final determination of the transition method and the effect of adoption given the many facets of this adoption that need to be considered. In addition, during 2017 the Company is underway with identifying and implementing appropriate changes to controls to support recognition and disclosure under the new standard. We expect to finalize our assessment in the fourth quarter of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(15,088)	$(14,969)	$(41,699)	$(33,657)
Accretion of convertible preferred stock dividends	—	—		(2,598)

Net loss attributable to common stockholders—basic and diluted	$(15,088)	$(14,969)	$(41,699)	$(36,255)

Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.84)	$(2.08)	$(2.70)

Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	22,239,996	17,899,481	20,004,409	13,419,919

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2017	2016
Options to purchase common stock	3,286,936	2,508,083
Common stock warrant	357,840	357,840
Restricted stock subject to future vesting	—	10,077
Employee Stock Purchase Plan	11,321	—

5. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan (the “Allergan License Agreement”), under which Allergan granted the Company an exclusive, sublicenseable, worldwide license to, the Menin Assets. The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result of these findings, in the second quarter of 2016, the upfront payment of $5.0 million has been recorded as research and development expense in the condensed consolidated statement of comprehensive loss.

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

The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over the Company’s expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials. In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.9 million of revenue associated with the KHK License Agreement. As of September 30, 2017, there was $14.5 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the condensed consolidated balance sheets.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company will expand its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

In October 2017, the Company announced that its partner KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the license agreement, KHK is obligated to pay the Company a $5 million milestone payment within 30 days of enrollment of the first patient.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of September 30, 2017, the Company’s aggregate payment obligations under this agreement were approximately $23.4 million; and its remaining payment obligations are approximately $12.3 million over an estimated period of approximately four years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2017
Assets:
Cash and cash equivalents	$20,732	$20,732	$—	$—
Short-term investments	99,862	—	99,862	—

Total assets	$120,594	$20,732	$99,862	$—

December 31, 2016
Assets:
Cash and cash equivalents	$23,844	$17,089	$6,755	$—
Short-term investments	81,486	—	81,486	—

Total assets	$105,330	$17,089	$88,241	$—

Cash equivalents of $20.7 million as of September 30, 2017 and $17.1 million as of December 31, 2016 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $6.8 million as of December 31, 2016 consisted of highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $99.9 million as of September 30, 2017 and $81.5 million as of December 31, 2016 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2017, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2017 and 2016. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2017
Commercial paper	$30,555	$45	$—	$30,600
Corporate bonds	69,279	—	(17)	69,262

	$99,834	$45	$(17)	$99,862

December 31, 2016
Commercial paper	$30,125	$61	$—	$30,186
Corporate bonds	51,305	6	(11)	51,300

	$81,430	$67	$(11)	$81,486

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs is as follows:

	Common Stock Warrant Liability	Derivative Liability
	(In thousands)
Balance — December 31, 2015	$2,848	$133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)

Balance — December 31, 2016	$—	$—

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

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Short-term deposits	$893	$1,630
Prepaid insurance	385	168
Interest receivable on short-term investments	572	306

	September 30, 2017	December 31, 2016
	(In thousands)
Reimbursable costs	741	262
Prepaid clinical supplies	316	461
Other	370	202

Total prepaid expenses and other current assets	$3,277	$3,029

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued professional fees	$354	$247
Accrued compensation and related costs	1,802	1,641
Accrued clinical costs	8,428	4,493
Other	157	390

Total prepaid expenses and other current assets	$10,741	$6,771

9. Stock-Based Compensation

In January 2017, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 728,948 shares due to the automatic increase provision of the 2015 Plan. As of September 30, 2017, the total number of shares of common stock available for issuance under the 2015 Plan was 1,421,401. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$355	$208	$985	$687
General and administrative	991	584	3,185	3,074

Total	$1,346	$792	$4,170	$3,761

Compensation expense by type of award in the three and nine months ended September 30, 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	$1,329	$792	$4,153	$3,761
Employee Stock Purchase Plan	17	—	17	—

Total	$1,346	$792	$4,170	$3,761

During the nine months ended September 30, 2017, the Company granted 860,490 stock options to certain executives and employees. The grant date fair value of these options was $5.6 million, or $6.54 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were 46,577 options exercised during the nine months ended September 30, 2017, resulting in total proceeds of $0.3 million. The intrinsic value of the options exercised was $0.2 million. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of September 30, 2017, there was $9.3 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.5 years. Stock compensation costs have not been capitalized by the Company.

Upon the closing of the IPO on March 8, 2016, the vesting of certain options granted to two of the Company’s executives immediately vested, in accordance with their employment agreements. The Company recorded $0.7 million of additional stock compensation expense related to this accelerated vesting in March 2016.

10. Employee Stock Purchase Plan

In January 2017, the number of shares of common stock available for issuance under the 2015 Employee Stock Purchase Plan (“ESPP”), was increased by 182,237 shares as a result of the automatic increase provision of the ESPP. As of September 30, 2017, the total number of shares of common stock available for issuance under the ESPP was 432,237. The first offering period commenced on August 1, 2017 and the first purchase will take place on January 31, 2018.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. As of September 30, 2017, approximately $39,000 of employee payroll deductions which have been withheld since August 1, 2017 and are included in additional paid in capital in the accompanying condensed consolidated balance sheet. The compensation expense related to the ESPP for the three and nine months ended September 30, 2017 was approximately $17,000.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the nine months ended September 30, 2017:

	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance as of December 31, 2016	18,215,181	$2	$389,374	$56	$(305,293)	$84,139
Proceeds from follow on offering, net of offering cost of $3,665	3,950,190	—	48,675	—	—	48,675
Proceeds from exercise of stock options	46,576	—	276	—	—	276
Vesting of restricted stock	8,543	—	59	—	—	59
Stock-based compensation expense	—	—	4,170	—	—	4,170
Proceeds from “At-the-market” offering, net	92,511	—	1,083	—	—	1,083
Unrealized losses on short-term investments	—	—	—	(28)	—	(28)
Employee withholdings ESPP	—	—	39	—	—	39
Cumulative effect adjustment of adoption ASU 2016-09	—	—	16	—	(16)	—
Net loss	—	—	—	—	(41,699)	(41,699)

Balance as of September 30, 2017	22,313,001	$2	$443,692	$28	$(347,008)	$96,714

12. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

13. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

14. Subsequent Event

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

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of combination therapies in multiple cancer indications. Our lead product candidate, entinostat, is currently being evaluated in a Phase 3 clinical trial for advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. The U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation to entinostat when given in combination with exemestane following positive results from the Company’s ENCORE 301 Phase 2b clinical trial. Given its potential ability to block the function of immune suppressive cells in the tumor microenvironment, we are evaluating entinostat as a combination therapeutic in Phase 1b/2 clinical trials with Merck & Co., Inc., or Merck, for non-small cell lung cancer, or NSCLC, melanoma and microsatellite stable colorectal cancer; with Genentech, Inc., or Genentech, for triple negative breast cancer, or TNBC; and with Merck KGaA, Darmstadt, Germany, or Merck KGaA, and Pfizer Inc., or Pfizer, for ovarian cancer. Our second product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor to enhance the body’s immune response against tumors that have shown sensitivity to immunotherapy. We are evaluating SNDX-6352 in a multiple ascending dose Phase 1 clinical trial in cancer patients. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

On October 13, 2017, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, or Allergan License Agreement, under which Allergan granted to the Company a worldwide, sublicenseable, exclusive license to a portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia, or MLL, protein, or the Menin Assets. Concurrent with the development of entinostat and SNDX-6352, the Company is also developing the Menin Assets to potentially treat MLL-r driven malignancies. The Company believes that the Menin Assets have the potential to be used to treat a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene, or MLL-r. We expect to begin preclinical studies of the Menin Assets during the fourth quarter of 2017.

During the three months ended September 30, 2017, the Company sold an aggregate of 92,511 shares of common stock in a series of one or more at-the-market equity offerings with Cowen and Company, LLC (“Cowen”) acting as the agent (the “ATM Program”), at an average price of $12.49 per share. We received net proceeds of approximately $1.1 million after deducting sales commissions and offering expenses. As of September 30, 2017, $48.8 million of common stock remained available for sale under the ATM Program.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2017 and 2016, we reported a net loss of $41.7 million and $33.7 million, respectively. As of September 30, 2017, we had an accumulated deficit of $347.0 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $120.6 million.

Clinical Developments

•	The Phase 3 registration trial of entinostat plus exemestane in advanced HR+, HER2- breast cancer, E2112, is 83% enrolled as of the end of October. ECOG-ACRIN Cancer Research Group, the trial sponsor, has notified the Company that the Data Safety Monitoring Committee (DSMC) completed the final progression free survival analysis and the first interim analysis for overall survival. The results of this analysis are held confidentially by the ECOG-ACRIN study statistician and the DSMC. No communication regarding this analysis will be released until completion of enrollment, which ECOG-ACRIN expects will occur in the first half of 2018.

•	The ENCORE 601 cohort enrolling NSCLC patients naïve to PD-(L)1 therapy has satisfied the pre-specified efficacy criteria for advancement to the second stage, with ≥ 4 responses out of 17.

•	Enrollment in the second stage of the ENCORE 601 cohort enrolling patients with PD-(L)1 refractory NSCLC is complete. Data from this cohort is expected to be available in the first half of 2018.

•	Following a meeting with the U.S. Food and Drug Administration (FDA) in June, we are continuing to meet with individual regulatory agencies in Europe to align on a global registration plan for entinostat in combination with a PD-1 inhibitor for patients with PD-(L)1 refractory melanoma. We anticipate being in a position to outline a regulatory strategy for this indication around the time that full Phase 2 data from the melanoma cohort of ENCORE 601 are available in the first half of 2018.

•	An oral presentation highlighting the data from stage one of both the ENCORE 601 NSCLC cohorts, as well as a poster presentation covering the biomarker data from the ENCORE 601 melanoma cohort, will be presented at the November 2017 Society of Immunotherapy of Cancer (SITC) Annual Meeting. We anticipate sharing full Phase 2 trial data from both the PD-(L)1 refractory NSCLC and melanoma cohorts at a medical congress in the first half of 2018.

•	Enrollment in the first stage of the cohort enrolling patients with microsatellite stable (MSS)-CRC is complete, and a decision on whether to advance to the second stage is expected in the first half of 2018. At least 2 confirmed objective responses are required to proceed to the second stage.

•	Enrollment continues in the ENCORE 602 and ENCORE 603 trials, both of which are aimed at exploring the ability of entinostat to enhance the efficacy of checkpoint (PD-L1) inhibitor therapies. ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech’s PD-L1 inhibitor, TECENTRIQ®, in patients with triple negative breast cancer, is now expected to complete enrollment in the Phase 2 portion in the first half of 2018. ENCORE 603, the Phase 1b/2 clinical trial evaluating entinostat in combination with Pfizer/Merck KGaA’s BAVENCIO® in patients with ovarian cancer, continues to enroll patients into the Phase 2 portion and is on track to complete enrollment in the first half of 2018.

•	Dosing of patients with solid tumors in the Phase 1 multiple ascending dose (MAD) clinical trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, has commenced. A poster highlighting the safety, pharmacokinetic and pharmacodynamic data from the single ascending dose (SAD) trial of SNDX-6352 in healthy volunteers will be presented at the November 2017 SITC Annual Meeting.

•	We entered into an exclusive worldwide license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, for a portfolio of preclinical, orally-available small molecule inhibitors of the interaction of Menin with the MLL protein. These compounds have potential application in the treatment of a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene (“MLL-r”). We expect to initiate clinical trials in 2019.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and nine months ended September 30, 2017 and 2016 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through September 30, 2017, we have incurred $135.1 million in research and development expenses.

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

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of the common stock warrant liability was associated with a warrant to purchase common stock issued in connection with a license agreement and consisted of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model. Gains and losses arising from changes in fair value were recognized in other income (expense) in the consolidated statement of operations. As of the closing of our initial public offering, or IPO, the anti-dilution provision of the warrant expired; and the warrant liability was reclassified to additional paid-in capital.

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

Our critical accounting policies are more fully described in Note 3 of the accompanying unaudited condensed consolidated financial statements and in Note 3 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017. There have been no material changes to our critical accounting policies from those described in Note 3 to the audited consolidated financial statements and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
License fees	$305	$305	$—	0%

Total revenues	305	305	—	0%

Operating expenses:
Research and development	12,188	12,274	(86)	(1)%
General and administrative	3,563	3,269	294	9%

Total operating expenses	15,751	15,543	208	1%

Loss from operations	(15,446)	(15,238)	208	1%
Other income (expense):
Interest income (expense), net	411	268	143	53%
Other income (expense)	(53)	1	(54)	NM

Total other income (expense)	358	269	89	(33)%

Net loss	$(15,088)	$(14,969)	$119	1%

License Fees

For the three months ended September 30, 2017 and 2016, we recognized license fees of $0.3 million derived from the KHK license agreement. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015.

Research and Development

For the three months ended September 30, 2017, our total research and development expenses decreased $0.1 million, or 1%, to $12.2 million from $12.3 million for the comparable quarter in the prior year due to an increase in clinical trial activities of $3.9 million and increased employee compensation expense of $0.9 million, offset by a $5.0 million nonrefundable upfront payment related to the UCB License Agreement in 2016. The increase in clinical trial activities was primarily due to increases in spending related the additional cohorts added to ENCORE 601, increased activities in ENCORE 602 and ENCORE 603, costs related to SNDX-6352, Phase 1 clinical pharmacology trials and CMC activities. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
External research and development expenses	$10,408	$10,750	$(342)	(3)%
Internal research and development expenses	1,780	1,524	256	17%

Total research and development expenses	$12,188	$12,274	$(86)	(1)%

General and Administrative

For the three months September June 30, 2017, our total general and administrative expenses increased $0.3 million, or 9%, to $3.6 million from $3.3 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in employee compensation of $0.6 million offset by decreased legal fees of $0.3 million. The increase in employee compensation of $0.6 million was primarily due to increases in non-cash stock-based compensation of $0.4 million, combined with an increase in salary expense of $0.2 million due to increased headcount.

Interest Income, Net

For the three months ended September 30, 2017, interest income, net, increased $143,000 from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Comparison of the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
Revenue:
License fees	$915	$915	$—	0%

Total revenues	915	915	—	0%

Operating expenses:
Research and development	31,603	23,191	8,412	36%
General and administrative	11,777	10,349	1,428	14%

Total operating expenses	43,380	33,540	9,840	29%

Loss from operations	(42,465)	(32,625)	9,840	30%
Other income (expense):
Interest income (expense), net	959	688	271	39%
Change in fair value of common stock warrant liability	—	(1,703)	(1,703)	(100)%
Other expense	(193)	(17)	176	NM

Total other expense	766	(1,032)	(1,798)	(174)%

Net loss	$(41,699)	$(33,657)	$8,042	24%

License Fees

For the nine months ended September 30, 2017 and 2016, we recognized license fees of $0.9 million derived from the KHK license agreement. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015.

Research and Development

For the nine months ended September 30, 2017, our total research and development expenses increased $8.4 million, or 36%, to $31.6 million from $23.1 million for the comparable period in the prior year due to increases in clinical trial activities of $9.0 million, employee compensation expense of $2.5 million, legal and consultant expenses of $1.6 million and facility costs of $0.2 million, offset by a $5.0 million nonrefundable upfront payment related to the UCB License Agreement in 2016. The increase in clinical trial activities was primarily due to increases in spending related the additional cohorts added to ENCORE 601, increased activities in ENCORE 602 and ENCORE 603, costs related to SNDX-6352, Phase 1 clinical pharmacology trials and CMC activities. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
	(In thousands)
External research and development expenses	$24,846	$18,526	$6,320	34%
Internal research and development expenses	6,757	4,665	2,092	45%

Total research and development expenses	$31,603	$23,191	$8,412	36%

General and Administrative

For the nine months ended September 30, 2017, our total general and administrative expenses increased $1.4 million, or 14%, to $11.8 million, from $10.3 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in employee compensation of $0.9 million, increases in legal and consulting expenses of $0.2 million, increased rent and facilities expenses of $0.2 million and costs related D&O insurance and other costs related to being a public company of $0.1 million. The increase in employee compensation of $0.9 million was primarily due to an increase in salary expense of $0.9 million, offset in part by decreases in bonus expense of $0.1 million and increases in non-cash stock-based compensation of $0.1 million.

Interest Income, Net

For the nine months ended September 30, 2017, interest income, net, increased $0.3 million from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of common stock warrant liability for the nine months ended September 30, 2016 decreased $1.7 million. There is no common stock warrant liability outstanding during the nine months ended September 30, 2017. At each period end until the closing of our IPO, the fair value of the outstanding common stock warrant liability was re-measured; and the change in the fair value was recorded in other expense in the condensed consolidated statement of comprehensive loss. Upon the closing of our IPO, the anti-dilution provision of the warrant expired; and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and short-term investments totaling $120.6 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In October 2017, we entered into a purchase agreement with Biotechnology Value Fund, L.P. (“BVF”) and certain entities affiliated with BVF (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued directly to BVF in a registered direct offering (the “Offering”), 2,021,018 shares of the Company’s common stock at a price of $12.37 per share, representing the closing price of the Company’s shares on the Nasdaq Global Select Market on Friday, October 13, 2017. The net proceeds from the Offering, after deducting estimated expenses, are expected to be approximately $24.8 million. Upon completion of the Offering, we expect to have cash, cash equivalents and short-term investments totaling approximately $138.6 as of October 20, 2017.

In May 2017, we completed our follow-on offering whereby we sold 3,950,190 shares of our common stock at $13.25 per share, resulting in total net proceeds of $48.6 million, after deducting underwriting discounts and commissions and offering expenses.

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. During the three months ended September 30, 2017, the Company sold an aggregate of 92,511 shares of Common Stock pursuant to the ATM program, at an average price of $12.49 per share, for gross proceeds of $1.2 million, resulting in net proceeds of approximately $1.1 million after deducting sales commissions and offering expenses. As of September 30, 2017, $48.8 million of common stock remained available for sale under the ATM program.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2017, we had an accumulated deficit of $347.0 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash (used in) provided by operating activities	$(34,649)	$(24,741)
Net cash used in investing activities	(18,571)	(39,711)
Net cash provided by financing activities	50,108	54,026

Net (decrease) increase in cash and cash equivalents	$(3,112)	$(10,426)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $34.6 million and primarily consisted of our net loss of $41.7 million adjusted for non-cash items including stock-based compensation of $4.2 million and a net increase in operating assets and liabilities of $2.6 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and increase in headcount. The significant items in the increase in operating assets and liabilities included an increase in prepaid expenses and other assets of $0.2 million and a decrease in deferred revenue of $0.9 million offset by an increase in accrued expenses and other liabilities of $4.0 million.

Net cash used in operating activities for the nine months ended September 30, 2016 was $24.8 million and primarily consisted of our net loss of $33.7 million adjusted for non-cash items including stock-based compensation of $3.8 million and the change in the fair value of the warrant of $1.7 million. Changes in operating assets and liabilities included an increase in accounts payable of $0.6 million and a decrease in deferred revenue of $0.9 million and an increase in accrued expenses and other current liabilities of $3.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $18.6 million and was primarily due to the $94.4 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $113.0 million of available-for-sale marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2016 was $39.7 million and was primarily due to the purchase of $131.8 million of available-for-sale marketable securities partially offset by $92.4 million of proceeds from the maturities of available-for-sale securities and purchases of property and equipment of $0.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 of $50.1 million was primarily due to proceeds from our follow-on offering, net of underwriting discounts and commissions of $48.7 million, proceeds from sales of shares of common stock under our at-the-market offering, net of discounts and commissions of $1.1 million, and the exercise of stock options of $0.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2016 of $54.0 million was primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $52.2 million and $1.9 million from the exercise of stock options.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash equivalents of $20.7 million, consisting of overnight investments and interest-bearing money market funds and short-term investments of $99.9 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

For the nine months ended September 30, 2017, we reported a net loss of $41.7 million; and as of September 30, 2017, we had an accumulated deficit of $347.0 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never achieve or maintain profitability.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize our product candidates. We do not anticipate generating revenue from the sale of our product candidates for the foreseeable future. Our ability to generate future product revenue also depends on a number of additional factors, including, but not limited to, our ability to:

•	successfully complete the research and clinical development of, and receive regulatory approval for, our product candidates;

•	launch, commercialize and achieve market acceptance of our product candidates, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•	continue to build a portfolio of product candidates through the acquisition or in-license of products, product candidates or technologies;

•	initiate preclinical and clinical trials for any additional product candidates that we may pursue in the future;

•	establish and maintain supplier and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	establish, maintain, expand and protect our intellectual property rights; and

•	attract, hire and retain additional qualified personnel. In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current product candidates and any other product candidates we may develop.

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

We will require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.

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

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	delay, scale back or discontinue the development or commercialization of our product candidates or cease operations altogether;

•	seek strategic alliances for our existing product candidates on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Risks Related to Our Business and Industry

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for and commercialize our product candidates, our business prospects will be significantly harmed.

Entinostat, SNDX-6352 and the Menin Assets are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq and Bavencio ® (avelumab) and the Phase 1 clinical trial of SNDX-6352;

•	timely patient enrollment and completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;

•	the prevalence and severity of adverse side effects in any of our clinical trials;

•	the ability to demonstrate safety and efficacy of entinostat and SNDX-6352 for their proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	achieving and maintaining compliance with all applicable regulatory requirements;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;

•	the ability of our third-party contract manufacturers to produce trial supplies and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practice regulations, or cGMP;

•	the availability of commercial supplies of therapeutics, including exemestane, Keytruda, Tecentriq and Bavencio, and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and

•	our ability to enforce our intellectual property rights in and to our product candidates.

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

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and ECOG-ACRIN expects to have PFS data from this trial in the first half of 2018. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs could increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve one or more of our product candidates for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a risk evaluation and mitigation strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of entinostat and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of entinostat, all of which could limit our ability to successfully commercialize our product candidates.

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

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of exemestane, Keytruda, Tecentriq, Bavencio or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring exemestane.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. We are dependent on our third-party manufacturers for compliance with cGMPs and for manufacture of both active drug substances and finished drug products. Facilities used by our third-party manufacturers to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency. If our third-party manufacturers cannot successfully manufacture materials that conform to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these third-party manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our third-party manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturers’ facility. If the FDA or a foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our ability to successfully commercialize our existing product candidates, or any other product candidates that we develop, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments in the future. Some of the provisions of the Affordable Care Act have yet to be implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills this year designed to repeal of replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Entinostat composition of matter U.S. Patent RE39,754, which we licensed from Bayer, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat and expired in September 2017.

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

If we breach the Allergan license agreement related to the Menin Assets or if the Allergan license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of the Menin Assets.

Our commercial success depends upon our ability to develop, manufacture, market and sell one or more of the Menin Assets. Subject to the achievement of certain milestone events, we may be required to pay Allergan up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan license agreement. In the event that we or any of our affiliates or sublicensees commercializes any of the Menin Assets, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan.

Either party may terminate the Allergan license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the Allergan license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. Allergan may terminate the Allergan license agreement if we seek to revoke or challenge the validity of any patent licensed to us by Allergan under the Allergan license agreement or if we procure or assist a third party to take any such action.

Unless terminated earlier in accordance with its terms, the Allergan license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to Allergan would expire because no commercial sales of the Menin Assets have occurred and the last-to-expire relevant patent covering the Menin Assets in a given country may change in the future.

If the Allergan license agreement is terminated, we would not be able to develop, manufacture, market or sell any of the Menin Assets and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of September 30, 2017, $48.8 million of common stock remained available for sale under the program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 54% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

We completed our initial public offering on March 8, 2016. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NASDAQ Global Select Market.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of September 30, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term investments.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

4.1	Specimen Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 10, 2016).

4.2	Form of Warrant to purchase Common Stock issued pursuant to the Warrant Agreement by and between the Company and Bayer Schering Pharma AG, dated March 26, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2017

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)