Form 10-K
period 2017-12-31
Syndax Pharmaceuticals Inc
filed 2018-03-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $117.1 million, based on the closing price of the registrant’s common stock on June 30, 2017. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 5, 2018, there were 24,697,944 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

the timing of the progress and receipt of data from the Phase 1b/2 clinical trials of entinostat in lung cancer, melanoma, microsatellite stable colorectal cancer, ovarian cancer and triple negative breast cancer;

•

the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer;

•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;
•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	the potential use of entinostat to treat additional tumor types, including head and neck, bladder and renal cells;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd., UCB Biopharma Sprl and Vitae Pharmaceuticals, Inc.;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients; and
•	developments relating to our competitors and our industry.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our lead product candidate, entinostat is a once-weekly, oral, small molecule, Class I HDAC inhibitor currently being evaluated in a Phase 3 clinical trial in combination with exemestane for advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer, an indication for which it has been granted Breakthrough Therapy Designation by the FDA. Entinostat has been shown to block the function of immune suppressive cells in the tumor microenvironment, and is being evaluated in combination with several approved PD-1/PD-L1 antagonists, including in ongoing Phase 1b/2 clinical trials combining entinostat with Keytruda® from Merck & Co., Inc. for non-small cell lung cancer, melanoma and colorectal cancer; with Tecentriq® from Genentech, Inc. for triple negative breast cancer as well as advanced hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer; and with Bavencio® from Pfizer Inc. and Merck KGaA, Darmstadt, Germany, for ovarian cancer.

Our second clinical stage product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. In many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive TAMs and enable an immune response against tumors.  We believe SNDX-6352 can provide meaningful clinical benefit to patients in one or more tumor types given its ability to enhance the body’s immune response against tumors that have shown sensitivity to immunotherapy. We commenced a Phase 1 clinical trial in cancer patients during the third quarter of 2017.

We are also developing a portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia, or MLL, protein, which we refer to as the Menin Assets, to potentially treat a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene, or MLL-r.

We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

Our Strategy

We are developing entinostat, SNDX-6352 and the Menin Assets for use in multiple cancer and potentially other indications in combination with complementary therapeutic drugs and potentially as single agents. Key elements of our strategy include:

•

Develop and obtain regulatory approval for entinostat in combination with hormone therapy in advanced HR+, HER2- breast cancer. Based on the positive results from our Phase 2b clinical trial, we received breakthrough therapy designation from the FDA for entinostat in combination with exemestane in advanced HR+ breast cancer. We believe that the submission of the results of the Phase 3 clinical trial, if successful, would be sufficient for regulatory approval of entinostat in the United States.

•

Establish entinostat as the combination therapy of choice with immune checkpoint inhibitors, initially PD-1 and PD-L1 inhibitors, by conducting clinical trials in patients where we believe the response to PD-1 or PD-L1 inhibitors can be improved. To that end, we have entered into non-exclusive collaborations with Merck, Genentech, and Merck KGaA and Pfizer. We intend to expand the existing collaborations or enter into additional collaborations through additional non-exclusive, clinical development agreements to assess entinostat’s impact across multiple tumor types while maintaining our ownership rights.

•

Develop SNDX-6352 as monotherapy and in combination in one or more tumor types. We intend to conduct clinical trials in patients with tumor types where we believe that the inhibition of TAMs via CSF-1R inhibition will synergize with the current standard of care, inducing tumor regressions.

•

Develop the Menin Assets for the treatment of MLL-r driven malignancies. We believe that the Menin Assets have the potential to treat a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene, or MLL-r. We are conducting preclinical studies in 2018 and plan to file an IND in the first half of 2019.

•

Leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline. We acquired the exclusive rights to SNDX-6352 in 2016 and to the Menin Assets in 2017. We intend to continue leveraging the collective talent within our organization and network of advisors to guide our pipeline expansion and development plans.

Our Pipeline

Entinostat

Entinostat is our oral, small molecule product candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. The favorable safety profile of entinostat has been demonstrated in clinical trials in more than 1,200 cancer patients. Based on entinostat’s ability to reverse hormone resistance, alter cancer stem cells, and modulate immunosensitivity, we believe entinostat may have broad applications in tumor types which have become resistant to hormone and/or immunotherapy.

Entinostat is being evaluated in an ongoing Phase 3 clinical trial testing exemestane in combination with entinostat versus exemestane in combination with a placebo in patients with advanced HR+, HER2- breast cancer. ECOG-ACRIN Cancer Research Group, or ECOG-ACRIN, is conducting this clinical trial under sponsorship and funding support from the National Cancer Institute, or NCI. We are providing financial and operational support for this Phase 3 clinical trial under separate agreements with the NCI and ECOG-ACRIN. The protocol for the Phase 3 clinical trial was reviewed and agreed upon by the FDA under a Special Protocol Assessment, or SPA, agreement with the NCI. The Phase 3 clinical trial is designed to determine whether the addition of entinostat to exemestane improves progression-free survival, or PFS, overall survival, or OS, or both in patients who have previously progressed after treatment with standard-of-care hormonal agents. We believe that the submission of the results of the Phase 3 clinical trial, if successful, would be sufficient for regulatory approval of entinostat in the United States.

Entinostat has also been shown to enhance the immune system’s ability to identify and target tumor cells. It is now widely accepted that many tumors have the ability to evade the immune system either through direct cellular interactions and recruitment of immuno-suppressive cells to the area surrounding the tumor, or through parallel evasion-mechanisms focused on the interaction between the T cell with other immune cells found within the surrounding tumor microenvironment. Entinostat has been observed to decrease the population of immuno-suppressive cells known as myeloid-derived suppressor cells, or MDSCs, and regulatory T cells, or Tregs, which localize in the area surrounding the tumor and block T cells from killing cancer cells.

We believe entinostat, a Class I-specific histone deacetylase, or HDAC, inhibitor, can directly reduce both the number and activity of MDSCs and Tregs while sparing the cytotoxic T cells. Through blocking the immuno-suppressive effects of MDSCs and Tregs, we believe entinostat has the potential to be used synergistically with therapies such as immune checkpoint inhibitors, resulting in the increased ability of the T cells to attack the tumor. The long half-life of entinostat allows for continuous exposure to therapy potentially resulting in positive immuno-modulatory effects without corresponding cytotoxic effects. Another benefit of entinostat’s long half-life is the potential to minimize the frequency of dosing and reduce the severity and frequency of adverse events.

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

Clinical Development Programs

Entinostat

Cancer is a complex, often fatal, disease arising from uncontrolled cell growth and the ability of cancer cells to avoid the immune system, the body’s primary defense mechanism for finding and destroying such cells. Entinostat is an oral, small molecule HDAC inhibitor. HDACs are enzymes that are subdivided into four classes and are known to play a role in controlling cell survival, proliferation, angiogenesis and immunity. While most HDAC inhibitors broadly inhibit multiple classes of HDACs, preclinical studies have shown that entinostat’s inhibitory activity is selective to Class I HDACs, which have been shown to impact the number and activity of MDSCs and Tregs. We believe that entinostat’s Class I selectivity enhances immune responses against cancer and is likely to be better tolerated by patients.

Entinostat in Advanced HR+ Breast Cancer

Market Overview and Current Treatment

Patients in the United States with advanced HR+ breast cancer are treated with hormone therapies with the goal to prolong overall survival and to delay treatment with more toxic chemotherapies. Hormone therapies are designed to inhibit estrogen stimulation of advanced HR+ breast cancers. Due to limited efficacy of hormone therapies in the advanced HR+ breast cancer setting, multiple lines of treatment are typically used, with each additional line of hormone therapy resulting in a shorter progression free survival, or PFS, and lower overall survival. The cause of resistance is multi-factorial and results in tumor progression independent of estrogen stimulation. In 2016, approximately 34,000 patients with HR+ breast cancer were treated with a hormone therapy as second-line or later treatment in the United States. The median overall survival for advanced HR+ breast cancer in the second-line setting is approximately two years.

The FDA has approved the use of Afinitor® (everolimus), an inhibitor of mammalian target of rapamycin, for use in combination with exemestane, based on a randomized Phase 3 clinical trial which resulted in a median PFS benefit of 7.8 months for patients receiving Afinitor-exemestane and 3.2 months for patients receiving exemestane alone, but no statistically significant improvement in overall survival.

More recently, the FDA granted approval to three cyclin-dependent kinase 4 and 6, or CDK4/6, inhibitors, Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib) in combination with endocrine therapy for the treatment of breast cancer in postmenopausal women with metastatic disease. Based on the significant PFS benefit observed in combination with endocrine therapy, these agents have been adopted as standard of care treatment, with patients increasingly receiving a CDK4/6 therapy in the front-line setting.

While the treatment of advanced HR+ breast cancer is evolving given the introduction of multiple combination therapies, we believe physicians will welcome the introduction of a well-tolerated therapy that improves overall survival, which has not been demonstrated to date for Afinitor or the CDK 4/6 inhibitors in combination with hormone therapy. We believe current data suggests that entinostat could demonstrate a favorable benefit-risk profile and an improvement in overall survival, and thus may become a preferred treatment option for patients with advanced HR+ breast cancer who have stopped responding to their first line endocrine-based regimen.

Our Development of Entinostat in Advanced HR+ Breast Cancer

Estrogen drives the growth of breast cancer cells that express estrogen receptor and are dependent on estrogen receptor signaling. Blocking estrogen from binding to the estrogen receptor with selective estrogen receptor modulators or selective estrogen receptor degraders or reducing the level of available estrogen with aromatase inhibitors is an effective approach to slowing the growth of estrogen dependent breast cancer cells. These approaches become less effective over time as the breast cancer adapts ways to grow without the need for estrogen due in part to the use of alternate, estrogen independent growth signaling pathways and loss of estrogen receptor expression. Researchers using a preclinical mouse model of aromatase inhibitor resistance demonstrated that entinostat can restore sensitivity to aromatase inhibitors by inhibiting the estrogen independent growth factor signaling pathways and increasing estrogen receptor expression.

We completed a Phase 2b clinical trial, ENCORE 301, of entinostat in advanced HR+ breast cancer in 130 postmenopausal patients. The trial was a randomized, placebo-controlled clinical trial in which treatment with entinostat was observed to result in a significant advantage to patients when given in addition to exemestane therapy. Postmenopausal patients with advanced HR+ breast cancer progressing on a non-steroidal aromatase inhibitor were randomly assigned to the combination of exemestane (25 mg daily) and entinostat (5 mg once per week) or to the combination of exemestane (25 mg daily) and a placebo. The primary endpoint was PFS, with overall survival as an exploratory endpoint.

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

The trial met the statistical criteria for a positive PFS endpoint using a pre-specified p-value of 0.10 from a one-sided test for statistical significance. The overall survival benefit observed in the entinostat/exemestane (EE) group was also statistically significant versus the exemestane/placebo (EP) group. The results are summarized below along with the Kaplan-Meier plot for PFS and overall survival.

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

Safety was assessed by utilizing the NCI’s Common Terminology Criteria for Adverse Events—Version 3. When entinostat was added to exemestane, the adverse event, or AE, profile was consistent with previous clinical experience with entinostat treatment. Overall, the EE group had a higher rate of AEs versus the EP group at 95% and 85%, respectively, with the most common AEs in the EE group being fatigue, gastrointestinal disturbances, such as nausea, vomiting and diarrhea, and hematologic toxicities, such as uncomplicated neutropenia, thrombocytopenia and anemia. The EE group had more AEs leading to dose modification (35% versus 6%), and more AEs leading to study discontinuation (11% versus 2%), irrespective of study drug relationship.

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

Following positive results from our Phase 2b clinical trial, entinostat in combination with exemestane was granted breakthrough therapy designation by the FDA in advanced HR+ breast cancer and is currently being evaluated in a Phase 3 clinical trial for advanced HR+, HER2- breast cancer.

E2112: Ongoing Pivotal Phase 3 Clinical Trial

To confirm the PFS and overall survival benefits observed in the Phase 2b clinical trial, we have collaborated with ECOG-ACRIN to develop and conduct the Phase 3 clinical trial. ECOG-ACRIN is conducting the trial under sponsorship and funding support from the NCI. We are providing financial and operational support for the Phase 3 clinical trial under a Cooperative Research and Development Agreement, or CRADA, with the NCI and a separate agreement with ECOG-ACRIN. The trial is a randomized, double-blind, placebo-controlled trial of entinostat in combination with exemestane compared to exemestane and a placebo. The protocol for the Phase 3 clinical trial was reviewed and agreed upon by the FDA under a Special Protocol Assessment, or SPA, agreement with the NCI in January 2014. The trial initiated enrollment of 600 patients in the second quarter of 2014. Based on information received from ECOG-ACRIN to date, and our interpretation of enrollment trends, we expect that the trial will fully enroll patients in the third quarter of 2018. We cannot provide assurance that the E2112 clinical trial will be completed or that data will be received on the timeline indicated because we are not responsible for the conduct of this trial.

The primary objective of the trial is to evaluate whether the addition of entinostat to exemestane improves PFS, overall survival or both PFS and overall survival in patients with advanced HR+, HER2- breast cancer who have previously progressed after treatment with standard of care hormonal agents such as NSAIs or Faslodex. The NCI and ECOG-ACRIN, in collaboration with us, have designed the trial to have two primary endpoints of PFS and overall survival. If data are positive, we expect that either endpoint may serve as the basis for submitting a new drug application, or NDA. The Phase 3 clinical trial also contains secondary patient-reported outcomes, or PRO, endpoints to evaluate differences between arms in treatment toxicities, reduced symptom burden as an indicator of treatment response, and overall health-related quality of life. PRO measures are common in ECOG-ACRIN therapeutic trials due to the scientific aims of its Cancer Control & Outcomes Program, which seeks to increase understanding, from the patient perspective, about how novel therapies impact quality of life. Secondary objectives of the trial include assessments of safety, response rate and biomarker analysis.

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

In November 2017, ECOG-ACRIN notified us that the Data Safety Monitoring Committee, or DSMC, completed the final PFS analysis and the first interim analysis for overall survival. The results of this analysis are held confidentially by the ECOG-ACRIN study statistician and the DSMC. The primary analysis of PFS was conducted after 247 PFS events occurred out of the initial 360 patients enrolled. Stopping rules based upon the interim analyses of overall survival have been outlined such that enrollment may terminate early if the statistical boundary for overall survival is met.

In the absence of early stopping, the results of the primary analysis of PFS will be made available to us when all 600 patients have entered the trial, which is anticipated to be in the third quarter of 2018. If the PFS endpoint is met, interim overall survival results will be released to us at that time as well. If the primary analysis of PFS has failed to achieve statistical significance, and any of the interim analyses of OS do not demonstrate a statistically significant overall survival benefit, ECOG-ACRIN will not release the results of such interim analyses to us.

If the primary analysis of PFS has achieved statistical significance, and the overall survival data demonstrate a positive trend, we expect to use that data in a new drug application, or NDA, submission based on meeting the primary PFS endpoint and agreement with the FDA that the PFS data are statistically significant and clinically meaningful.

The primary analysis of overall survival data represents another opportunity for submission of an NDA to the FDA for potential approval. The primary analysis of overall survival will occur when 410 deaths from among the 600 patients enrolled have occurred. Based on information received from ECOG-ACRIN to date, we expect this primary analysis to occur no sooner than 2019.

If the primary analysis of PFS fails to achieve statistical significance, a positive OS outcome at any interim analysis during the conduct of the trial will also be a potential NDA submission and approval pathway. ECOG-ACRIN will perform up to seven interim analyses of overall survival, approximately every six months, to assess the potential superiority of the combination of entinostat and exemestane relative to the combination of exemestane and a placebo. The 410 deaths required for the primary analysis of overall survival takes into consideration any statistical impact of the various interim analyses on the analysis of the overall survival endpoint.

Immuno-Oncology

Background

Entinostat is currently being studied in clinical trials across a broad range of solid tumors, including breast, non-small cell lung cancer, or NSCLC, melanoma, ovarian and microsatellite stable colorectal carcinoma, or MSS-CRC. We are working in collaboration with Merck to study the combination of entinostat with Merck’s immune checkpoint inhibitor, Keytruda® (pembrolizumab), in a Phase 1b/2 clinical trial (ENCORE 601) of up to approximately 202 patients with NSCLC, melanoma or MSS-CRC. The Phase 1b portion of the clinical trial evaluated the safety and tolerability of the combination of entinostat and Keytruda and has progressed to the Phase 2 portion of the clinical trial, which is assessing the safety and efficacy of entinostat combined with Keytruda in patients with either advanced metastatic or recurrent NSCLC, melanoma or MSS-CRC.

We have also entered into a collaboration with Genentech, Inc., or Genentech, to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with Genentech’s immune checkpoint inhibitor, Tecentriq® (atezolizumab), in a Phase 1b/2 clinical trial (ENCORE 602) of patients with triple-negative breast cancer, or TNBC. In January 2018 we entered into a second clinical collaboration with Genentech to evaluate the combination of entinostat with Tecentriq® (atezolizumab) in patients with HR+, HER2- metastatic breast cancer in a Phase 1b/2, open-label, multicenter, randomized trial that will enroll patients with metastatic HR+, HER2- breast cancer who have experienced disease progression during or following treatment with a CDK4/6 inhibitor. Genentech will be responsible for conducting the trial.

We have also entered into a collaboration with Ares Trading, S.A., a subsidiary of Merck KGaA, Pfizer to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with Bavencio, Pfizer’s monoclonal antibody targeting PD-L1, in a Phase 1b/2 clinical trial, ENCORE 603, of patients with ovarian cancer. Additionally, entinostat is being evaluated in over 10 ongoing and additional planned investigator-sponsored clinical trials that are designed to provide further validation of entinostat’s immuno-modulatory activity in various other immuno-responsive tumors. We believe that there may be further opportunities through these and additional collaborations to expand the indications in which entinostat may target immunologic mechanisms of resistance to cancer therapies.

Entinostat with Immune Checkpoint Inhibitors in NSCLC, Melanoma and MSS-CRC

Market Overview and Current Treatment—NSCLC

Lung cancer is the leading cause of cancer death among men and women, with more people dying of lung cancer each year than of colon, breast, and prostate cancers combined. According to the American Cancer Society, approximately 80% to 85% of lung cancers are NSCLC; and in 2017, an estimated 222,500 new cases of lung cancer were diagnosed, and an estimated 155,870 people died from lung cancer in the United States. The five-year survival rate for patients with lung cancer generally is 18% and for patients with Stage IV is approximately 5%, indicating a significant need for new therapies that can prolong overall survival.

Advanced/metastatic NSCLC is a severe disease with a poor prognosis in the majority of patients. Treatment typically included a first-line combination chemotherapy followed by a choice of a second-line therapeutic approach. Most patients receiving first-line chemotherapy will progress within one year of treatment with a median PFS of approximately six to seven months and median overall survival of approximately 12 to 14 months. In the second-line setting, the median PFS for standard chemotherapy is approximately three to four months and median overall survival is approximately six to nine months.

However, the treatment paradigm of NSCLC has been changing since early 2015 when the FDA approved Opdivo, an anti-PD-1 monoclonal antibody as the first immune-targeted drug to treat people with squamous NSCLC in patients who have relapsed after platinum-based chemotherapy. Since the approval of Opdivo (nivolumab), two additional check point inhibitors, Tecentriq a PD-L1 antibody from Roche/Genentech and Keytruda, a PD-1 antibody from Merck, have been approved as a treatment for both squamous and non-squamous NSCLC patients after use of platinum-based chemotherapy. A third agent, Imfinzi, a PD-L1 antibody from AstraZeneca, is currently under priority review by the FDA or the treatment of patients with locally advanced, unresectable NSCLC after platinum-based chemoradiation therapy and is expected to be approved in early 2018. The efficacy data observed with these agents represents a significant increase from what has traditionally been expected of drugs approved to treat advanced NSCLC, and we believe that immune checkpoint inhibitors have made their way forward to become the standard of care for this patient population. Keytruda has also demonstrated an improvement over standard platinum-based chemotherapy in patients with advanced NSCLC, with greater than 50% PD-L1 expression in their tumors that had not received prior systemic treatment for advanced NSCLC, as well as in combination with standard platinum-based chemotherapy in patients with advanced NSCLC regardless of PD-L1 expression status.

There are other PD-L1 inhibitors being developed to treat NSCLC, such as Merck KGaA/Pfizer’s Bavencio, BeiGene, Ltd.’s BGB-A317, and Sanofi/Regeneron’s cemiplimab which are in Phase 3 trials. The clinical development programs for these PD-L1 inhibitors have been designed to understand the broad impact they could have across NSCLC, including chemotherapy-naive and previously treated patients, as well as earlier stage patients. We anticipate the immune checkpoint inhibitors will be available for use across the spectrum of advanced NSCLC patients.

However, even as the development of these immune checkpoint inhibitors represent a significant advance for NSCLC patients, most patients may still see their disease progress and the proportion of treated patients with low PD-L1 expression who respond to approved regimens is quite low (~10%). We believe with these disease-progressing patients and low response rates, there is significant room to improve upon the benefit of PD-L1 inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

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

Melanoma is a particularly immune-responsive tumor, and thus, immunotherapy of melanoma has developed as a dynamic field for clinical research. To date, immunotherapies such as Yervoy® (ipilmumab), Keytruda and Opdivo, have been approved for the treatment of malignant melanoma patients with unresectable or metastatic disease. However, in this tumor type as well, the immunotherapies represent a significant advance for only a small proportion of patients, leaving significant room to improve upon the benefit of immune checkpoint inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

Market Overview and Current Treatment—MSS-CRC

Colorectal cancer is the 4th most common cancer diagnosed in the United States each year. Currently, the average survival duration for patients with Stage IV CRC, in which the cancer has metastasized, was only two to two and a half years; and the five-year survival rate for such patients was 14%. This rate has improved incrementally over time, with approval of drugs like Avastin, Erbitux, Stivarga and Lonsurf.

Most CRC patients have microsatellite stable disease which, unlike microsatellite instable CRC, has been shown to be more resistant to checkpoint inhibition therapy. Recent pre-clinical evidence suggests that combining alternate mechanisms with a PD-(L)1 inhibitor could increase response rates and lead to lasting benefit for patients. Roche Genentech recently reported an 8% response rate with a combination of its PD-L1 inhibitor, Tecentriq, and, Cotellic® (cobimetinib), a MEK inhibitor. It has taken the combination into a phase III clinical trial and expects data in 2018. However, in this tumor type as well, there is still significant room to improve upon the benefit of immune checkpoint inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

Our Development of Entinostat in NSCLC, Melanoma and MSS-CRC

We have a clinical collaboration underway with Merck to study the safety and efficacy of entinostat in combination with Keytruda in patients with NSCLC, malignant melanoma and MSS-CRC. The ENCORE 601 clinical trial is a Phase 1b/2 clinical trial. The Phase 1b portion evaluated the safety, tolerability and biomarker correlates of the combination of entinostat and Keytruda in patients with NSCLC. The Phase 2 portion is assessing both the safety and efficacy of entinostat combined with Keytruda in patients with NSCLC, melanoma and MSS-CRC. The trial is an open label, dose escalation study with cohort expansions at the recommended Phase 2 dose, or RP2D, in NSCLC, melanoma and MSS-CRC patients. We are conducting the trial in the United States and have enrolled approximately 175 patients with 22 of those having been enrolled in the Phase 1b portion and approximately 153 of those to be enrolled in the Phase 2 portion. We announced safety data and recommended Phase 2 dose, or RP2D, data from the Phase 1b portion in the first half of 2016 and in the second half of 2016, respectively. We initiated patient enrollment in the Phase 2 portion in October 2016, and we expect final efficacy data in 2018.

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

In the Phase 2 portion of the clinical trial, we are evaluating entinostat in combination with Keytruda using the RP2D identified in the Phase 1b portion with the primary objective of evaluating the efficacy of the combination in three expansion cohorts. In each cohort we are using a two-stage design in which a defined minimum number of responders must be seen in the first stage for the cohort to advance to full enrollment in the second stage. We have recently completed enrollment of the three cohorts in the first stage of the Phase 2 portion in patients with NSCLC and melanoma and therefore have closed enrollment for these cohorts. The first stage of the Phase 2 portion of the trial was designed to evaluate the results from these first cohorts and make an informed decision around expanding and progressing any, all or none of the cohorts into the next stage of the trial only after attaining a certain pre-specified and meaningful level of objective response in each cohort. We have completed enrollment of the first stage of the Phase 2 portion for all four cohorts. In the first half of 2017, both the PD-L-1 pretreated melanoma and NSCLC cohort of ENCORE 601 met the pre-specified objective response threshold; and both progressed to the second stage of the trial.  Initially, the melanoma cohort enrolled an additional 21 patients and to increase statistical power and decrease type I error, we subsequently enrolled an additional 18 patients. Enrollment of the full 52 patients is nearing completion. We expect to share data on the first 34 patients in the second quarter of 2018. Similarly, the cohort enrolling PD-L-1 pretreated NSCLC initially enrolled an additional 25 patients in stage 2, but we subsequently enrolled an additional 14 patients to increase statistical power and decrease type I error.  Enrollment of the full 70 patients in this arm is complete and we expect data to be available in the second quarter of 2018.  In the second half of 2017, we announced that the cohort enrolling PD-L-1 naïve NSCLC patients also met the established criteria to advance to stage 2, however due to the changing landscape in this patient population, we have decided to not progress this cohort into the second stage of the Phase 2 portion. The first stage of the Phase 2 portion of the MSS-CRC cohort completed enrollment in the third quarter of 2017, and patients continue to be treated with the entinostat-Keytruda combination. We require at least two confirmed objective responses to proceed to the second stage, and anticipate having enough data to determine whether to progress to stage 2 in the first half of 2018.

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

Our Development Plan of Entinostat in TNBC

We established a clinical collaboration with Genentech to study the safety and efficacy of entinostat in combination with atezolizumab, an anti-PD-L1 antibody, in patients with TNBC. The ENCORE 602 clinical trial is a Phase 1b/2 clinical trial, and the Phase 1b portion is initially evaluating the safety of weekly oral entinostat at a dose of 5 mg administered in combination with 1,200 mg of Tecentriq given intravenously every three weeks.

Enrollment in the Phase 1b trial was completed in November 2016. The RP2D of entinostat was established as 5 mg weekly. The Phase 2 portion of the trial was opened in December 2016. The Phase 2 portion of the clinical trial is a randomized, double-blind, placebo-controlled trial. The primary endpoint of the Phase 2 clinical trial is PFS, with response rate, duration of response, time to response and overall survival as secondary end points. Additional exploratory objectives include evaluation of changes in biomarkers in blood and tissue samples collected from patients that may reflect entinostat activity on immune cells. We anticipate efficacy and safety data from the Phase 2 portion in the fourth quarter of 2018.

In January 2018 we entered into a second clinical collaboration with Genentech to evaluate the combination of entinostat with Tecentriq® (atezolizumab) in patients with HR+, HER2- metastatic breast cancer. The planned Phase 1b/2, open-label, multicenter, randomized trial will enroll patients with metastatic HR+, HER2- breast cancer who have experienced disease progression during or following treatment with a CDK4/6 inhibitor. Genentech will be responsible for conducting the trial.

Entinostat with Immune Checkpoint Inhibitors in Ovarian Cancer

Market Overview and Current Treatment—Ovarian Cancer

The National Cancer Institute estimates that approximately 22,000 women were diagnosed and just over 14,000 died from ovarian cancer in the United States in 2017. The past few decades have seen some improvement in median five-year survival for women diagnosed with ovarian cancer, but the trend has been modest, increasing from 36% in 1977 to 47% in 2017.

Currently, more than 60% of women are diagnosed with advanced disease and therapeutic options for these patients are still dominated by traditional chemotherapeutics, such as platinums, taxanes and anthracyclines. Since 2014, four targeted agents have been approved for second line or later treatment: Avastin® (bevacizumab), a vascular endothelial growth factor specific angiogenesis inhibitor, and three poly ADP-ribose polymerase, or PARP, inhibitors, Lynparza® (olaparib), RubracaTM (rucaparib), and Zejula® (niraparib). However, the progression free survival for PARPs is 9 months or less in unselected patients, with much longer durability seen in the ~10% of patients with germline BRCA mutations, highlighting the need to further improve upon patient care for most patients. The safety and the efficacy of immune-targeted therapy in ovarian cancer has not yet been demonstrated, but Tecentriq and Bavencio are in Phase 3 development.

Our Development Plan of Entinostat in Ovarian Cancer

We have a clinical trial collaboration with Merck KGaA and Pfizer to study the safety and efficacy of entinostat in combination with avelumab, an investigational anti-PD-L1 antibody, in patients with ovarian cancer. The ENCORE 603 clinical trial is a Phase 1b/2 clinical trial, where the Phase 1b portion will initially evaluate the safety of weekly, oral entinostat with Bavencio. The Phase 2 portion of the randomized, double-blind, placebo-controlled trial was opened in the third quarter of 2017.  The primary endpoint is PFS, with response rate, duration of response, time to response and overall survival as secondary end points. We continue to enroll patients into the Phase 2 portion of ENCORE 603 and anticipate enrollment completion in the first half of 2018, with efficacy and safety data available in the first half of 2019. Additional exploratory objectives include evaluation of changes in biomarkers in blood and tissue samples collected from patients that may reflect the effect of entinostat on immune cells.

Additional Development Activities of Entinostat

To complement our ongoing company-sponsored trials of entinostat, we are currently collaborating with the NCI and independent investigators to explore additional opportunities of entinostat across multiple tumor types.  Most of these clinical studies are Phase 1 or 2 trials assessing entinostat in combination with immuno-oncology agents in which we hope to further validate the preclinical observations that entinostat can enhance the clinical activity of these agents. The remaining studies are assessing the combination of entinostat with a variety of other oncology therapeutic agents where there is strong preclinical rationale for the combination and a strong unmet need.  The NCI or the investigators’ academic institutions are sponsors of the studies, thus Syndax is not responsible for the oversight or conduct of these clinical trials.  We cannot provide assurance that they will be completed or that data will be received on the timeline indicated, but we are hopeful that data from selected studies will become available starting in 2018.

SNDX-6352

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

Investigation into how TAMs are formed and recruited to the area surrounding the tumor has discovered that TAMs express on their cell surface a receptor known as CSF-1R that controls their growth. CSF-1R activity is regulated by two molecules, CSF-1 and IL-34, that have been shown by researchers to bind directly to CSF-1R. Studies show that blocking both CSF-1 and IL-34 may be required to fully block signaling through CSF-1R and reduce the number and function of TAMs. SNDX-6352 is an IgG4 isotype that binds to the ligand binding domain of CSF-1R, blocking the binding and consequent activation by both IL-34 and CSF-1 and disrupting TAM activity.

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

Our near-term focus is to rapidly establish proof of concept that SNDX-6352 can provide meaningful clinical benefit to patients in one or more tumor types when combined with standard of care therapies for a given indication. We intend to conduct clinical trials in patients with tumor types having clear unmet needs (e.g., NSCLC, TNBC, prostate, melanoma, pancreatic, ovarian, bladder) and where we believe that the inhibition of TAMs via CSF-1R inhibition will synergize with the current standard of care, inducing tumor regressions.

To determine the safety profile of SNDX-6352 in patients with solid tumors, we commenced SNDX-6352-502, a multiple ascending dose Phase 1 clinical trial in the third quarter of 2017. In addition to assessing safety assessment at increasing doses of SNDX-6352, we will collect information on the concentration of SNDX-6352 and levels of CSF-1, IL-34 and non-classical monocytes in the blood. We are conducting the trial at multiple centers in the United States and at this time we anticipate enrolling 48 patients in the study. We expect to complete enrollment in this Phase 1 trial by the end of third quarter of 2018.  We expect to utilize the safety assessment of SNDX-6352 to determine the starting dose for subsequent clinical trials testing multiple doses of SNDX-6352 as a single agent and in combinations.

Preclinical Program

The Menin Assets

We are developing a series of potent and selective inhibitors, which we refer to as the Menin Assets, targeting the binding interaction of Menin with MLLr. Rearrangements involving the MLL (mixed lineage leukemia, KMT2A) gene (MLLr) occur broadly in acute leukemia and are associated with poor patient outcomes. Menin is a ubiquitously expressed nuclear protein and the MLLr-menin interaction is the key impetus for transformation of MLLr-expressing cells. Inhibition of the Menin and MLL1 interaction has been shown to reverse leukemic gene expression driven by MLL-fusion proteins and is a potential targeted therapeutic strategy in MLL-rearranged AML. We expect to select a lead investigational therapeutic from the portfolio of Menin Assets and file an IND in 2019.

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

In January 2018, we entered into a combination study collaboration agreement with Genentech under which Genentech will conduct a clinical trial evaluating entinostat in combination with Genentech’s drug atezolizumab in patients with HR+, HER2-, metastatic breast cancer. Genentech will be the sponsor of the clinical trial. We will supply entinostat for use in the clinical trial. Each party will perform its obligations under the agreement at its own expense, including its internal costs.

To the extent any inventions arise from any of the clinical trials, each party will solely own inventions relating to its drug alone, and the parties will jointly own any inventions relating to the combination of the two drugs. In most cases, data from a trial will be jointly owned. However, each party will solely own certain sample analysis data generated from clinical samples obtained from trial participants.

Either party may terminate either agreement for the other party’s uncured material breach. In addition, either party may terminate either agreement if it determines that the trial may unreasonably affect patient safety, or if a regulatory authority withdraws the approval to conduct a trial or takes an action that prevent such party from supplying its drug, or if the other party or its employees are sanctioned under certain healthcare-related laws, or if such party decides to discontinue development of its drug.

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

Either party may terminate the CRADA either by mutual consent or unilaterally upon advance written notice to the other party. Absent such early termination, the CRADA will expire on May 21, 2018. As we have in the past, we expect to renew the CRADA at that time.

Clinical Trial Agreement with Eastern Cooperative Oncology Group

In March 2014, we entered into a clinical trial agreement with Eastern Cooperative Oncology Group, a contracting entity for ECOG-ACRIN, which describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the clinical trial agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. In January 2015, we amended the agreement to provide for additional patient site reimbursement funds, which will be paid based on milestone-based payments. We will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of time- and milestone-based payments of up to $970,000, and we are obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. We have agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements. As of December 31, 2017, our aggregate payment obligations under this agreement are approximately $24.3 million; and our remaining obligations under this agreement were $13.0 million over an estimated period of approximately four years. During the first quarter of 2017, the agreement was amended to expand the study to include enrollments from Korean sites, and the contractual obligation increased by $0.5 million.

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

We own all intellectual property generated during the collaboration with the NCI, or 6352 Collaboration IP, to the extent that 6352 Collaboration IP is generated by our employees. We also have an exclusive option to obtain an exclusive or non-exclusive commercialization license under 6352 Collaboration IP generated by the NCI. With respect to any 6352 Collaboration IP that is owned by or licensed to us, we have agreed to grant the United States government a non-exclusive license to practice or have practiced this 6352 Collaboration IP throughout the world by or on behalf of the government for research or other government purposes.

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

License Agreement

Kyowa Hakko Kirin

In December 2014, we entered into a license, development and commercialization agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which KHK received an exclusive license under our intellectual property rights to develop and commercialize entinostat in Japan and Korea. This license includes a sublicense under the rights we received under the Bayer license agreement. If we acquire or develop any other anti-cancer drug that, like entinostat, is a selective inhibitor of Class I HDAC, such drug will be included in this license as well. We will manufacture and supply entinostat to KHK during the term of the agreement, and such obligation may continue for a longer period if KHK continues to sell entinostat following expiration of the agreement or termination of the agreement for our breach. During the term of the agreement, subject to certain exceptions, each party is prohibited from commercializing in the Japan and Korea any other selective inhibitor of Class I HDACs for the same indication as entinostat, with all forms of cancer being treated as the same indication.

We received an upfront license fee of $17.5 million, and KHK purchased 536,049 shares of our Series B-1 Preferred Stock for an aggregate price of approximately $7.5 million. We are eligible to receive up to $50.0 million in development and regulatory milestone payments and up to $25.0 million in sales milestone payments. In October 2017, we announced that KHK dosed the first patient in a randomized, double-blind, placebo-controlled, pivotal Phase 2 trial of entinostat (designated KHK2375 by KHK), in combination with exemestane versus exemestane plus placebo in Japanese patients with advanced or recurrent HR+, HER2- breast cancer. Enrollment of the first patient in this trial triggered a $5 million milestone payment to us from KHK.

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

Sales and Marketing

We intend to create a commercial infrastructure to support sales of our product candidates in the United States. Our targeted sales force will focus on a well-defined group of medical oncologists, primarily in the non-hospital and academic settings, who are responsible for the care and treatment of cancer patients. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we would also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to rely on our current partners and may seek additional pharmaceutical partners for sales and marketing activities.

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

Competition

The pharmacologic treatment of NSCLC, melanoma, MSS-CRC, ovarian cancer and TNBC patients includes chemotherapies and therapies targeting specific gene mutations. More recently, immune checkpoint inhibitors have been approved for NSCLC and melanoma and are under investigation for ovarian cancer and TNBC. Since 2014, five PD-L-1 inhibitors have received FDA approvals for multiple indications including, Melanoma, NSCLC, RCC, Hodgkin’s lymphoma, urothelial, gastric, and merkel cell carcinoma. There continues to be active clinical investigation across multiple indications with numerous drugs being developed alone or in combination with the immunotherapeutic agents. We believe that if entinostat in combination with Keytruda, Tecentriq or Bavencio were approved for the treatment of NSCLC, melanoma, MSS-CRC, TNBC or ovarian cancer, it would face competition from these standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance developed by Pfizer, Afinitor and Kisqali developed by Novartis, Verzenio developed by Eli Lilly and Company and other therapies currently in Phase 3 clinical development such as taselisib being developed by Roche Genentech or alpelisib being developed by Novartis.

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

Intellectual Property

Patents and Property Rights

Through licensed intellectual property and our owned intellectual property, we seek patent protection in the United States and internationally for our product candidates, their methods of use and processes for their manufacture, as well as for other technologies, where appropriate. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad claiming our proprietary technologies that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

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

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2017, our portfolio included one owned U.S. provisional patent applications jointly owned with The Regents of the University of Colorado, four owned pending U.S. non-provisional patent applications, two granted non-U.S. patents (including one Canadian patent jointly owned with The Regents of the University of Colorado) and 46 non-U.S. pending patent applications (including two pending international patent applications under the Patent Cooperation Treaty, or PCT). Also, we have filed national phase applications in the Eurasia Regional Patent Office, Ukraine and Georgia based on our owned PCT application directed to treatment of selected breast cancer patients with a combination of entinostat and exemestane. We have assigned our rights to the application we filed in the Eurasia Regional Patent Office to Domain Russia Investments Limited, or DRI. We have also assigned our rights to the applications we filed in Ukraine and Georgia to NovaMedica LLC, or NovaMedica. We have also filed national phase applications based on our owned PCT application directed to treatment of selected breast cancer patients with the combination of entinostat and exemestane in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, China, India, Australia, Canada, Japan, South Korea, South Africa, Brazil and Mexico. Our owned entinostat patent portfolio includes pending U.S. and ex-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat according to selected dosing regimens, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, methods of treating lung cancer patients by administration of entinostat in combination with an EGFR inhibitor, and treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies. Our owned pending U.S. provisional and PCT applications relate to entinostat and CSF-1 or CSF-1R combination therapies and patient selection for combination therapy comprising entinostat and a second therapeutic agent, respectively. If issued, patents based on our owned pending U.S. applications and non-U.S. filings based on our owned PCT applications would expire between April 2029 and May 2038.

The patent portfolio we licensed from Bayer contains a number of issued U.S. and foreign patents as well as patent applications pending outside the United States. A number of the patents and patent applications we licensed from Bayer are directed to entinostat while other patents and patent applications are directed to compounds other than entinostat. As of December 31, 2017, the portfolio we licensed from Bayer included seven issued U.S. patents, 62 granted non-U.S. patents and 17 patent applications pending in non-U.S. patent offices. For example, the portfolio we licensed from Bayer includes reissue U.S. Patent RE39,754, which covers a genus of benzamide compounds including entinostat or SNDX-275. RE39,754 is a composition of matter patent having an initial term which expired in September 2017.

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ’166 patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. By comparison, the U.S. Patent RE39,754, which expired in September 2017, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application sought to add three additional inventors to the ‘166 patent. The reissue was granted as RE45,499 on April 28, 2015, at which time the original ‘166 patent was surrendered. The reissue patent has the same force and effect as the original ‘166 patent and the same August 2029 expiration date.

Of the 62 foreign-granted patents we licensed from Bayer, 26 are foreign counterparts of the ‘166 patent (now RE45,499) that cover crystalline polymorph B, the granted European patent comprises 37 national countries that all been validated, and the granted Eurasian patent comprises nine countries that have all been validated. Likewise, 15 of the 17 pending foreign applications are counterparts of the ‘166 crystalline polymorph B patent. Other patents and patent applications in the licensed Bayer portfolio cover methods of treatment by administration of entinostat. For example, U.S. Patent 7,317,028, which expired in October 2017, covers methods of treating selected cancers by administration of entinostat; U.S. Patent 7,687,525, which also expired in September 2017, covers methods of treating autoimmune disease by administration of entinostat; U.S. Patent 6,320,078, which expires in July 2019, covers methods of manufacturing entinostat; U.S. Patent No. 8,026,239, which expired in September 2017, covers methods of treating certain malignant tumors by administration of a compound within a subgenus of benzamide compounds including entinostat; U.S. Patent RE40,703, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat; and U.S. Patent 6,794,392, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat.

SNDX-6352 Patent Portfolio

We have also in-licensed from UCB a patent portfolio directed to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. As of December 31, 2017, the SNDX-6352 composition-of-matter patent portfolio included one allowed U.S. non-provisional patent application, three granted non-U.S. patent and 36 non-U.S. pending patent applications. If issued, patents based on the in-licensed pending U.S. application and non-U.S. applications covering SNDX-6352 would expire in August 2034. Our in-licensed patent portfolio also includes pending U.S. and non-U.S. patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. If issued, patents based on these pending applications would expire between November 2024 and February 2036. Further, the in-licensed portfolio includes three non-U.S. patents directed to methods of treating solid tumors by administration of an inhibitor of CSF-1R activity. The three patents will expire in October 2024.

Menin Asset Patent Portfolio

We have in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of Allergan, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of Menin with MLL-r.  As of December 31, 2017, the in-licensed portfolio included five non-U.S. pending patent applications (including three pending PCT applications) covering composition of matter and methods of treating, e.g., MLL. If issued, patents based on the in-licensed applications would expire between December 2036 and September 2037.

Patent term

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

License Agreement with Vitae Pharmaceuticals, Inc.

In October 2017, we entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan, or the Allergan License Agreement, under which Allergan granted us an exclusive, sublicenseable, worldwide license to, the Menin Assets. We made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, we may be required to pay Allergan up to an aggregate of $99 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. We are solely responsible for the development and commercialization of the Menin Assets.

Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and we may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if we or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

•	submission to the FDA of an NDA for a new drug product or a Biologics License Application, or BLA, for biologics such as SNDX-6352;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the application for filing and review;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is produced to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of an NDA or BLA; and
•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

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

The FDCA permits the FDA and an IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in an NDA or BLA. An SPA agreement is not a guarantee of product approval by the FDA or approval of any permissible claims about the product. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement. In particular, the SPA agreement is not binding on the FDA if previously unrecognized public health concerns later come to light, other new scientific concerns regarding product safety or efficacy arise, the IND sponsor fails to comply with the protocol agreed upon, or the relevant data, assumptions, or information provided by the IND sponsor when requesting an SPA agreement change, are found to be false statements or misstatements, or are found to omit relevant facts. An SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began.

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

FDA Review and Approval Processes

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

The FDA will initially review an NDA or BLA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an application to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed. After an NDA or BLA submission is accepted for filing, the FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Upon the filing of an NDA or BLA, the FDA may grant a priority review designation to a product, which sets the target date for FDA action on the application at 6 months, rather than the standard 10 months. Priority review is given for drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval. Whether priority or standard review applies, an additional 60 days is added to the target date for FDA action for new molecular entities.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in an NDA or BLA. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Expedited Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For a Fast Track product, the FDA may consider for review sections of an NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of an application.

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

Good Manufacturing Practices

Drug manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality and purity characteristics that it purports to have. The FDA and certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any application, shut down manufacturing operations or withdraw approval of an application, or we may recall the product from distribution. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.

Advertising and Promotion

The FDA closely regulates the labeling, marketing and promotion of drugs and biologics. While doctors are free to prescribe any drug approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and the company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

Coverage and Reimbursement

In both domestic and foreign markets, sales of any products for which we may receive regulatory approval will depend in part upon the availability of coverage and adequate reimbursement to healthcare providers from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer such products, and patients may decline to purchase them. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state laws restrict business practices in the pharmaceutical industry. These laws include anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations. The federal Anti-Kickback Statute prohibits persons and entities from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce, among other things, prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The civil monetary penalties statute imposes penalties against any person who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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
•

a new Medicare Part D coverage gap discount program, under which a participating manufacturer must agree to offer 50% (and 70% commencing on January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the Affordable Care Act, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, on average, through 2027, which went into effect in April 2013. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 7, 2018, we had 44 full-time employees and one part-time employee. Of the full-time employees, 28 were primarily engaged in research and development activities and ten have an M.D. or Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We have dedicated a significant portion of our resources to our efforts to develop our product candidates. We incurred research and development expenses of $48.2 million, $31.7 million and $9.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development in 2018, as we continue to advance our product candidates through clinical development.

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

For the year ended December 31, 2017, we reported a net loss of $60.8 million; and as of December 31, 2017, we had an accumulated deficit of $366.1 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•	market acceptance of our product candidates;
•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;
•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates if any candidate receives regulatory approval and we determine to commercialize it ourselves;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the effect of competing technological and market developments; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company.

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business.

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

Entinostat, SNDX-6352 and the Menin Assets are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely commencement and completion of the planned Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq and Bavencio® (avelumab) and the Phase 1 clinical trial of SNDX-6352;
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
•

the ability of our third-party contract manufacturers to produce trial supplies and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current Good Manufacturing Practices regulations, or cGMP;

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The trial will measure two primary endpoints of progression free survival, or PFS, and overall survival. Based on information received from ECOG-ACRIN to date, PFS data is expected in the third quarter of 2018 and overall survival data no sooner than the second half of 2019. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA based on this data in 2018. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN or the NCI does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data that ECOG-ACRIN obtains is compromised due to the failure to adhere to cGMPs, clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to have PFS data from this trial in the third quarter of 2018. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. We do not know whether this trial will need to be restructured, or will be completed on schedule or at all. Our product development costs could increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

We are dependent on AstraZeneca, Merck, Genentech, Merck KGaA and Pfizer and any future collaborators to perform satisfactorily under our agreements.

Under the agreements with AstraZeneca, Merck, Genentech, Merck KGaA and Pfizer and any future collaborations, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Merck has the right to terminate the Merck agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts or spend additional money to complete the clinical trial. The occurrence of any of these events could adversely affect the commercialization of entinostat and materially harm our business.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell SNDX-6352. In July 2016, we entered into the UCB license agreement pursuant to which we obtained a worldwide, sublicenseable, exclusive license to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we are dependent on UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. For example, under the UCB license agreement, UCB is transferring to us certain data and materials, providing limited technical assistance and certain transitional services, and manufacturing and supplying us with quantities of SNDX-6352, which we expect will assist us with the development, manufacture and commercialization of SNDX-6352. If UCB fails to complete such technology transfer or to supply us with sufficient quantities of SNDX-6352 to complete all planned Phase 1 and Phase 2 studies, our efforts to develop and commercialize SNDX-6352 may be delayed or may fail. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell SNDX-6352 may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of SNDX-6352, and materially harm our business.

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

In order to market and sell our product candidates in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, product reimbursement approvals must be secured before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. For example, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial is likely to be insufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer. Our failure to obtain approval of our product candidates by foreign regulatory authorities may negatively impact the commercial prospects of such product candidates and our business prospects could decline. Also, if regulatory approval for our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international jurisdictions and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential for our product candidates will be harmed and our business may be adversely affected.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The pharmacologic treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer and TNBC patients includes chemotherapies and therapies targeting specific gene mutations. More recently, immune checkpoint inhibitors have been approved for NSCLC, melanoma and ovarian cancer and are under investigation for TNBC and microsatellite stable colorectal cancer. Currently there are few approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with either Keytruda, Tecentriq or Bavencio were approved for the treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC, it would face competition from standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

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

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including insider trading and non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Private payors often follow the Centers for Medicare and Medicate Services decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Some of the provisions of the Affordable Care Act have yet to be implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two

Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the Affordable Care Act’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2027. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ‘166 patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. The ‘166 patent expires in 2029. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application seeks to add three inventors not originally listed on the ‘166 patent. The reissue application does not seek to amend the claims issued in the ‘166 patent. On April 28, 2015, the USPTO re-issued the

‘166 patent as U.S. patent RE45,499. RE45,499 reissued with the same claims originally issued in the ‘166 patent and the list of inventors on RE45,499 now lists the additional three inventors that were not included on the ‘166 patent. The ‘166 patent has now been surrendered in favor of RE45,499. RE45,499 has the same term as the initial term of the ‘166 patent, which expires in August 2029. After expiry of RE39,754, which occured in September 2017, a competitor may develop a competing polymorphic form other than based on polymorph B, which could compete with polymorph B.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-6352. Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. If we or any of our affiliates or sublicensees commercializes SNDX-6352, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB.

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

If we breach the Allergan license agreement related to the Menin Assets or if the license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of the Menin Assets.

Our commercial success depends upon our ability to develop, manufacture, market and sell one or more of the Menin Assets. Subject to the achievement of certain milestone events, we may be required to pay Allergan, a subsidiary of Allergan, up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan license agreement. In the event that we or any of our affiliates or sublicensees commercializes any of the Menin Assets, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan.

Either party may terminate the license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. Allergan may terminate the license agreement if we seek to revoke or challenge the validity of any patent licensed to us by Allergan under the license agreement or if we procure or assist a third party to take any such action.

Unless terminated earlier in accordance with its terms, the license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to Allergan would expire because no commercial sales of the Menin Assets have occurred and the last-to-expire relevant patent covering the Menin Assets in a given country may change in the future.

If the license agreement is terminated, we would not be able to develop, manufacture, market or sell any of the Menin Assets and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of December 31, 2017, $48.2 million of common stock remained available for sale under the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 50.6% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located in Waltham, Massachusetts, and consists of 12,207 square feet of leased office space under a lease that expires on March 1, 2022. We also have 4,039 square feet of leased office space in New York, New York, under a lease that expires on February 28, 2021. On January 1, 2018 we leased 160 square feet of office space in San Diego, California, which expires on December 31, 2018. We believe that our existing facilities are sufficient for our needs for the foreseeable future. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

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

Year Ended December 31, 2017	High	Low
First Quarter	$14.86	$6.68
Second Quarter	$14.77	$7.71
Third Quarter	$14.03	$10.90
Fourth Quarter	$12.94	$7.80

Year Ended December 31, 2016	High	Low
First Quarter (from and after March 2nd)	$14.83	$11.00
Second Quarter	$16.60	$9.06
Third Quarter	$17.13	$9.80
Fourth Quarter	$16.07	$6.91

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act. The following graph shows a comparison from March 2, 2016 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2017, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on March 2, 2016. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

	2-Mar-16	31-Mar-16	30-Jun-16	30-Sep-16	31-Dec-16	31-Mar-17	30-Jun-17	30-Sep-17	31-Dec-17
Syndax Pharmaceuticals, Inc.	$100.00	$111.00	$82.08	$126.33	$59.75	$114.33	$116.42	$97.50	$73.00
Nasdaq Composite	$100.00	$106.93	$106.66	$116.92	$118.28	$130.32	$135.71	$143.70	$153.10
Nasdaq Biotechnology	$100.00	$103.10	$100.70	$110.67	$102.47	$112.23	$117.54	$126.93	$120.01

Holders of Record

As of March 7, 2018, we had approximately 25 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 2, 2016. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. As of December 31, 2017, we have not used any of the proceeds from the IPO and as such, the entire amount of the net proceeds is included as cash, cash equivalents and short-term and long-term investments.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated balance sheet as of December 31, 2015 from our audited financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	Years Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Revenue	$2,108	$1,220	$627
Operating expenses:
Research and development	48,201	31,665	9,549
General and administrative	15,861	13,321	11,591
Total operating expenses	64,062	44,986	21,140
Loss from operations	(61,954)	(43,766)	(20,513)
Interest income (expense)	1,421	956	(1,414)
Other expense	(269)	(1,662)	(2,192)
Net loss	$(60,802)	$(44,472)	$(24,119)
Net loss attributable to common stockholders (1)	$(60,802)	$(47,070)	$(103,845)
Net loss per share attributable to common stockholders--basic and diluted (1)	$(2.90)	$(3.22)	$(1,519.27)
Weighted-average common shares outstanding-- basic and diluted (1)	20,997,211	14,619,716	68,352

Consolidated Balance Sheet Data:

	December 31,
(In thousands)	2017	2016	2015
Cash, cash equivalents, short-term and long- term investments	$133,220	$105,330	$86,489
Working capital	117,644	98,144	83,160
Total assets	137,186	109,013	89,903
Convertible preferred stock	—	—	319,113
Accumulated deficit	(366,111)	(305,293)	(259,675)
Total stockholders' equity (deficit)	104,319	84,139	(252,415)

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

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing its lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. Our pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as a portfolio of potent and selective inhibitors targeting the binding interaction of Menin with MLLr. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

In April 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market, or ATM equity offerings. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. In 2017, we sold 148,421 shares of common stock pursuant to the ATM program, at an average price of $12.45 per share for gross proceeds of $1.8 million, resulting in net proceeds of $1.7 million after deducting sales commissions and offering expenses. As of December 31, 2017, $48.2 million of common stock remained available for sale under the ATM program.

In May 2017, we completed a follow-on public offering whereby we sold 3,950,190 shares of common stock at a price of $13.25 per share, which included 200,190 shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock. The aggregate net proceeds received by us from the offering were approximately $48.7 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

On October 17, 2017, we entered into a purchase agreement with Biotech Value Fund, L.P., or BVF and certain entities affiliated with BVF, or the Purchase Agreement. Pursuant to the Purchase Agreement, we issued directly to BVF in a registered direct offering, 2,021,018 shares of our common stock at a price of $12.37 per share, representing the closing price of our shares on The Nasdaq Global Select Market on Friday, October 13, 2017. The net proceeds from the registered direct offering, after deducting estimated expenses, were approximately $24.9 million.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2017, 2016, and 2015, we reported a net loss of $60.8 million, $44.5 million and $24.1 million, respectively. As of December 31, 2017, we had an accumulated deficit of $366.1 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2017, we had cash, cash equivalents, short-term and long-term investments of $133.2 million.

Pipeline Updates

•

The Phase 3 registration trial of entinostat plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer, E2112, is 89% enrolled as of the end of February. ECOG-ACRIN Cancer Research Group, the trial sponsor, has notified us that the Data Safety Monitoring Committee (DSMC) completed the final progression free survival analysis and the first interim analysis for overall survival in November 2017. The results of this analysis are held confidentially by the ECOG-ACRIN study statistician and the DSMC, and ECOG-ACRIN will release the analysis to us upon completion of enrollment. We now anticipate enrollment to be complete in the third quarter of 2018.

•

In November 2017, we presented data at the SITC Annual Meeting from the melanoma and non-small cell lung cancer (NSCLC) cohorts of ENCORE 601 that support entinostat’s potential to enhance immune checkpoint blockade mediated anti-tumor responses in a broad range of tumors.

•

In the second quarter of 2018, we expect to present full Phase 2 data from the PD-(L)1 refractory melanoma cohort of ENCORE 601. At that time, we also plan to communicate a registration strategy for entinostat in this indication.

•	Full Phase 2 data from the PD-(L)1 refractory non-small cell lung cancer (NSCLC) cohort of ENCORE 601 are expected in the second quarter of 2018.
•

Enrollment in the first stage of the ENCORE 601 cohort of patients with microsatellite stable colorectal cancer (MSS-CRC) is complete. We expect to share initial data, as well as a decision on whether to advance this cohort to the second stage of the trial, in the second quarter of 2018.

•

ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech’s PD-(L)1 inhibitor atezolizumab (TECENTRIQ®) in patients with triple negative breast cancer, is expected to complete enrollment of the Phase 2 portion in the second quarter of 2018. Topline results from this trial are anticipated in the second half of 2018.

•	In January 2018, we announced a new clinical collaboration with Genentech to evaluate the combination of entinostat and TECENTRIQ in patients with second-line HR+, HER2- metastatic breast cancer.
•

ENCORE 603, the Phase 1b/2 clinical trial evaluating entinostat in combination with Pfizer/Merck KGaA’s BAVENCIO® in patients with ovarian cancer, continues to enroll patients into the Phase 2 portion and is on track to complete enrollment in the second quarter of 2018. Topline results are expected in the first half of 2019.

•

Dosing of patients with solid tumors in the Phase 1 multiple ascending dose (MAD) clinical trial of SNDX-6352 is ongoing. We anticipate presenting data from this trial and disclosing a Phase 2 strategy in the second half of 2018.

•

In February 2018,we entered into a clinical collaboration with AstraZeneca to evaluate the efficacy and safety of SNDX-6352 in combination with durvalumab (IMFINZI®), AstraZeneca’s human monoclonal antibody directed against PD-(L)1, in multiple solid tumors. Initial work focusing on establishing the safety of this combination is expected to begin in the second quarter of 2018.

•

Development of our portfolio of Menin-Mixed Lineage Leukemia (MLL) inhibitors, in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, is ongoing. An abstract describing the preclinical efficacy of these therapies in the treatment of MLL-rearranged acute myeloid leukemia (AML) was accepted for oral presentation at the 2018 American Association for Cancer Research

(AACR) Annual Meeting being held April 14-18 in Chicago. We expect to initiate clinical trials in 2019.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the years ended December 31, 2017 and 2016 have been solely derived from our license agreement with KHK under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected service period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our Series B-1 convertible preferred stock. In October 2017, KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the KHK License Agreement, in December 2017 we received a $5.0 million milestone payment from KHK for achievement of the development milestone. We determined that the milestone is not substantive as the achievement was dependent upon the counterparty. Therefore, during the fourth quarter of 2017, we recorded $0.9 million as license fee revenue and have deferred the remaining $4.1 million to be recognized over the remaining performance period coinciding with the license unit of accounting.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through December 31, 2017, we have incurred $151.6 million in research and development expenses.

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

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents, short-term and long-term investment balances. Interest expense consists primarily of interest expense on amounts borrowed under our term loan facility, capital leases and convertible notes.

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

Revenue Recognition

We have generated revenue through license fees for the development and commercialization our lead product candidate, entinostat. We make judgments that affect the periods over which we recognize revenue. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) transfer of technology has been completed, services have been performed or products have been delivered; (iii) the fee is fixed and determinable; and (iv) collection is reasonably assured. For revenue agreements with multiple-elements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting based on the achievement of certain criteria including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses of our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value and are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific license agreement. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to contract research organizations, or CROs, and investigative sites in connection with clinical studies and to vendors related to product manufacturing and development of clinical supplies.

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

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options. We account for our stock-based awards in accordance with FASB Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statement of operations based on their fair values on the date of grant. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value as the award vests. We recognize the compensation cost of service-based and performance awards on a straight-line basis over the vesting period of the award for employees and non-employees, which is generally four years. We account for forfeitures when they occur.

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

Results of Operations

Comparison of the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2017	2016	$	%
Revenues:
License fees	$2,108	$1,220	$888	73%
Total revenues	2,108	1,220	888	73%
Operating expenses:
Research and development	48,201	31,665	16,536	52%
General and administrative	15,861	13,321	2,540	19%
Total operating expenses	64,062	44,986	19,076	42%
Loss from operations	(61,954)	(43,766)	18,188	(42)%
Other (expense) income:
Interest income (expense), net	1,421	956	(465)	(49)%
Change in fair value of common stock warrant liability	—	(1,703)	(1,703)	100%
Other income (expense), net	(269)	41	310	756%
Total other (expense) income	1,152	(706)	1,858	(263)%
Net loss	$(60,802)	$(44,472)	$(16,330)	37%

License Fees

For the year ended December 31, 2017, license fees increased $0.9 million, or 73%, to $2.1 million compared to $1.2 million in the prior year. In 2015, arrangement consideration of $17.3 million related to the KHK license agreement was allocated to the license unit of accounting and is being recognized as revenue ratably over our expected service period (currently expected to be through 2029), commencing on the date of the first delivery of the clinical trial materials, which occurred in June 2015. In October 2017, KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the KHK License Agreement, in December 2017 we received a $5.0 million milestone payment from KHK for achievement of the development milestone. We determined that the milestone is not substantive as the achievement was dependent upon the counterparty. Therefore, during the fourth quarter of 2017, we recorded $0.9 million as license fee revenue and have deferred the remaining $4.1 million to be recognized over the remaining performance period coinciding with the license unit of accounting.

Research and Development

For the year ended December 31, 2017, our total research and development expenses increased $16.5 million, or 52%, to $48.2 million from $31.7 million for the prior year due to increases in clinical trial activities of $9.1 million, employee compensation expense of $3.6 million, legal and consultant expenses of $3.1 million, facility costs of $0.3 million and travel costs of $0.4 million. The increase in clinical trial activities was primarily due to increases in spending related to our Phase 1 clinical pharmacology trials, increased enrollment in ENCORE 601, costs related to SNDX-6352 trials, increased activities in ENCORE 602 and ENCORE 603, and CMC activities. In 2017 we expensed a nonrefundable upfront payment of $5.0 million to Allergan plc for the Menin Assets and in 2016 we expensed a nonrefundable upfront payment of $5.0 million related to the UCB License Agreement. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2017	2016	$	%
External research and development expenses	$37,398	$25,236	$12,162	48%
Internal research and development expenses	10,803	6,429	4,374	68%
Total research and development expenses	$48,201	$31,665	$16,536	52%

General and Administrative

For the year ended December 31, 2017, our total general and administrative expenses increased $2.5 million, or 19%, to $15.9 million, from $13.3 million for the prior year. The increase in general and administrative expenses was primarily due to increases in employee compensation of $1.3 million, increases in pre-commercialization work of $0.7 million, professional fees of $0.5 million, directors’ and officers’ insurance and other costs related to being a public company of $0.2 million and facilities costs of $0.3 million. These increases were partially offset by decreases in legal expenses of $0.5 million primarily due to lower general and business development legal costs. The increase in employee compensation of $1.3 million was due to increased salary expense of $1.1 million due to increased headcount and non-cash charges related to stock-based compensation of $0.3 million offset in part by decrease in bonus expense of $0.1 million.

Interest Income (Expense), Net

For the year ended December 31, 2017, interest income (expense), net, increased $0.5 million from the prior year. The increase was primarily due to increased yield on our cash, cash equivalents, short-term and long-term investments and increase in our cash, cash equivalents, short-term and long-term investment balances which increased as a result of the $48.7 million of net proceeds from our follow on offering in May 2017 and $24.9 million of net proceeds from our direct stock placement with BVF in October 2017.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of common stock warrant liability for the year ended December 31, 2017 decreased $1.7 million. There was no common stock warrant liability outstanding during the year ended December 31, 2017. At each period end until the closing of our IPO, the fair value of the outstanding common stock warrant liability was re-measured; and the change in the fair value was recorded in other expense in the condensed consolidated statement of comprehensive loss. Upon the closing of our IPO, the antidilution provision of the warrant expired and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Comparison of the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2016	2015	$	%
Revenues:
License fees	$1,220	$627	$593	95%
Total revenues	1,220	627	593	95%
Operating expenses:
Research and development	31,665	9,549	22,116	232%
General and administrative	13,321	11,591	1,730	15%
Total operating expenses	44,986	21,140	23,846	113%
Loss from operations	(43,766)	(20,513)	23,253	113%
Other (expense) income:
Interest (expense) income, net	956	(1,414)	(2,370)	168%
Change in fair value of common stock warrant liability	(1,703)	(2,155)	(452)	21%
Other (expense) income, net	41	(37)	(78)	211%
Total other (expense) income	(706)	(3,606)	(2,900)	80%
Net loss	$(44,472)	$(24,119)	$20,353	84%

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

Research and Development

For the year ended December 31, 2016, our total research and development expenses increased $22.1 million, or 232%, to $31.7 million from $9.5 million for the prior year. These increases were primarily due to increased patient accrual costs in E2112, higher expenses associated with the Phase 2 expansion of ENCORE 601, and the commencement of ENCORE 602 as well which represented an overall increase in clinical and research activities of $13.5 million as well as the $5.0 million upfront payment related to expanding the pipeline with SNDX-6352. In addition, there were also increases in employee compensation costs of $2.4 million, legal and consulting activities of $0.6 million, facilities costs of $0.4 million and travel costs of $0.1 million. The increase in employee compensation costs was primarily due to on-boarding expenses of $2.2 million related to 14 additional employees, restructuring costs of $0.1 million, and non-cash stock-based compensation expense of $0.1 million.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2016	2015	$	%
External research and development expenses	$25,236	$5,957	$19,279	324%
Internal research and development expenses	6,429	3,592	2,837	79%
Total research and development expenses	$31,665	$9,549	$22,116	232%

General and Administrative

For the year ended December 31, 2016, our total general and administrative expenses increased $1.7 million, or 15%, to $13.3 million, from $11.6 million for the prior year. The increase in general and administrative expenses was primarily due to increases in employee compensation of $1.3 million, directors’ and officers’ insurance and other costs related to being a public company of $1.0 million, and facilities costs of $0.2 million. These increases were partially offset by decreases in legal and consulting expenses of $0.8 million primarily due to lower patent legal costs and lower spending related to market research during 2016 compared to 2015. The increase in employee compensation of $1.3 million was due to increased salary expense of $1.1 million due to increased headcount and non-cash charges related to stock-based compensation of $0.8 million. These increases were partially offset by a decrease in restructuring costs of $0.6 million.

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

Liquidity and Capital Resources

In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses. In May 2017, we completed a follow-on public offering whereby we sold 3,950,190 shares of our common stock at a price of $13.25 per share, resulting in total net proceeds of $48.7 million, net of underwriting discounts and commissions and estimated offering expenses. In October 2017, we issued to BVF 2,021,018 shares of our common stock at a price of $12.37 per share. Net proceeds after deducting expenses were approximately $24.9 million.

Since our inception and through December 31, 2017, our operations have been financed primarily by net proceeds from the sale of convertible preferred stock and convertible debt securities, proceeds from our license agreements and the issuance of common stock. As of December 31, 2017, our cash, cash equivalents, short-term and long-term investments were $133.2 million. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2017, we had an accumulated deficit of $366.1 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash used in operating activities	$(47,371)	$(35,157)	$(2,428)
Net cash used in investing activities	(17,027)	(18,380)	(61,669)
Net cash provided by financing activities	75,722	54,202	77,267
Net increase in cash and cash equivalents	$11,324	$665	$13,170

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $47.4 million and primarily consisted of our net loss of $60.8 million adjusted for non-cash items, including stock-based compensation of $5.5 million and a net increase in operating assets and liabilities of $7.7 million. The significant items in the increase in operating assets and liabilities include increases in accrued expenses and other liabilities of $5.3 and increase in deferred revenue of $2.9 million partially offset by an increase in prepaid expenses and other assets of $0.3 million and a decrease in account payable of $0.2 million.

Net cash used in operating activities for the year ended December 31, 2016 was $35.2 million and primarily consisted of our net loss of $38.1 million adjusted for non-cash items including stock-based compensation of $4.7 million and the change in fair value of warrants of $1.7 million and a net increase in operating assets and liabilities of $2.9 million. The significant items in the increase in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.6 million and a decrease in deferred revenue of $1.2 million partially offset by increases in accounts payable of $0.9 million and accrued expenses and other liabilities of $4.8 million

Net cash used in operating activities for the year ended December 31, 2015 was $2.4 million and primarily consisted of our net loss of $17.0 million adjusted for non-cash items including stock-based compensation of $3.9 million, the change in fair value of warrants of $2.1 million, amortization of debt discount and debt issuance costs of $0.8 million, and amortization and accretion of investments of $0.3 million and a net increase in operating assets and liabilities of $14.6 million. The significant items in the increase in operating assets and liabilities include increases in deferred revenue of $16.7 million and accounts payable of $1.0 million partially offset by an increase in prepaid expenses and other assets of $1.2 million and a decrease in accrued expenses and other liabilities of $1.9 million. The increase in deferred revenue of $16.7 million was due to the proceeds we received during the first quarter of 2015 from the KHK license agreement related to the upfront license fee of $17.3 million, net of license fee revenue recognized during the year ended December 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $17.0 million and was primarily due to the purchase of $152.3 million of available-for-sale marketable securities partially offset by $135.3 million in proceeds from the maturities of available-for-sale marketable securities and purchases of property and equipment of $0.1 million.

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

Net cash used in investing activities for the year ended December 31, 2015 was $61.7 million and was primarily due to the purchase of $102.0 million of available-for-sale marketable securities partially offset by $40.5 million in proceeds from the maturities of available-for-sale marketable securities and an increase in restricted cash of $0.1 million

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $75.7 million and was primarily due to the $48.7 million of net proceeds from our follow-on offering, $24.9 million in net proceeds from our direct stock placement with BVF, $1.7 million of net proceeds from our “at-the-market” offering and $0.4 million of proceeds from stock option exercises and ESPP employee withholdings.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2017:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$2,150	$546	$1,150	$454	$—
Operating lease for office equipment (2)	10	3	7	—	—
Capital lease for office equipment (3)	3	3	—	—	—
	$2,163	$552	$1,157	$454	$—

(1)

In December 2013, we entered into a 40-month non-cancelable operating lease for office space in Waltham, Massachusetts, that expired on April 10, 2017. In September 2016, we entered into a new five-year operating lease for office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. We have the right to terminate the Waltham lease after three years as long as proper notice is given and a termination fee of $55,000 is paid on the lease termination date. The landlord also has the right to terminate the Waltham least after three years as long as proper notice is given. In December 2015, we entered into a new 62-month building lease for office space in New York, New York, which commenced on January 1, 2016. We have the right to terminate the New York lease after 38 months as long as proper notice is given and a termination fee equal to three months’ rent is paid on the lease termination date. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. In November 2017, we entered into a new 12-month office lease for office space in San Diego, California, which commenced on January 1, 2018. The minimum lease payment above includes all related common area maintenance change and real estate taxes.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2017, we had federal and state tax net operating loss carryforwards of approximately $44.9 million and $26.0 million, respectively. The federal and state net operating loss carryforwards expire at various dates through 2037. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. At December 31, 2017, we had available income tax credits of approximately $2.6 million, which are available to reduce future income taxes, if any. These income tax credits begin to expire in 2021.

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, in this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of any fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, or if we issue more than $1.0 billion of non- convertible debt over a three-year period. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $35.2 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds, short-term investments of $94.8 million and long-term investments of $3.2 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors”, “Executive Officers”, “The Board of Directors and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in Proposal 2 in our 2018 Proxy Statement.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

Exhibit No.	Description
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

4.3

Form of Indenture, between the Registrant and one or more trustees to be named (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-217172), as filed with the SEC on April 6, 2017).

4.4

Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-217172), as filed with the SEC on April 6, 2017).

4.5

Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (File No. 333-217172), as filed with the SEC on April 6, 2017).

4.6

Form of Preferred Stock Warrant Agreement and Warrant Certificate   (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-217172), as filed with the SEC on April 6, 2017).

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

10.18*

Executive Employment Agreement by and between the Company and Richard P. Shea, dated as of February 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2017).

10.19*

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

10.21†

First Amendment to the License, Development and Commercialization Agreement by and between the company and Bayer Pharma AG, dated as of October 13, 2012 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.22

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

10.27†

Amendment No. 2 to Clinical Trial Agreement by and between the company and ECOG-ACRIN Cancer Research Group, dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.28†

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

10.31†

Amendment No. 6 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 25, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2016).

10.32†

Amendment No. 7 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.33†

Amendment No. 8 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 18, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.34†	Amendment No. 9 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated November 22, 2017.

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

10.37†

Amendment #1 to Clinical Trial Collaboration and Supply Agreement by and between the Company, Merck Sharp & Dohme B.V., and MSD International GmbH, dated as of April 26, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2017).

Exhibit No.	Description
10.38†

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

10.40†

Amendment #1 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated September 18, 2015 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.41†

Amendment #2 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated January 16, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.42†

Combination Study Collaboration Agreement by and between the company and Genentech, Inc. dated August 24, 2015 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.43†

Clinical Trial Collaboration and Supply Agreement by and between the company, Pfizer Inc. and Ares Trading S.A., dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on January 11, 2016).

10.44†

License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001- 37708), as filed with the SEC on October 7, 2016).

10.45†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.46

Third Amended and Restated Investors’ Rights Agreement by and among the company and the parties thereto, dated as of August 21, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.47†	License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017.

10.48

Purchase Agreement by and among the Company, Biotechnology Value Fund, L.P. and certain entities affiliated with BVF, dated as of October 17, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K, as filed with the SEC on October 20, 2017).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description
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

SYNDAX PHARMACEUTICALS, INC.

Date: March 8, 2018	By:	/s/ Briggs W. Morrison, M.D.
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

Signature	Title	Date

/s/ Briggs W. Morrison, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Briggs W. Morrison, M.D.

/s/ Richard P. Shea	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2018
Richard P. Shea

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 8, 2018
Dennis G. Podlesak

/s/ Pierre Legault	Director	March 8, 2018
Pierre Legault

/s/ Henry Chen	Director	March 8, 2018
Henry Chen

/s/ Luke Evnin, Ph.D.	Director	March 8, 2018
Luke Evnin, Ph.D.

/s/ Fabrice Egros, PharmD, Ph.D.	Director	March 8, 2018
Fabrice Egros, PharmD, Ph.D.

/s/ Keith Katkin	Director	March 8, 2018
Keith Katkin

Syndax Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 8, 2018

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,168	$23,844
Restricted cash	106	151
Short-term investments	94,806	81,486
Prepaid expenses and other current assets	3,362	3,029
Total current assets	133,442	108,510
Long-term investments	3,246	—
Property and equipment, net	267	260
Other assets	231	243
Total assets	$137,186	$109,013
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,232	$2,375
Accrued expenses and other current liabilities	11,993	6,771
Current portion of deferred revenue	1,573	1,220
Total current liabilities	15,798	10,366
Long-term liabilities:
Deferred revenue, less current portion	16,759	14,220
Other long-term liabilities	310	288
Total long-term liabilities	17,069	14,508
Total liabilities	32,867	24,874
Commitments (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,390,033 and 18,215,181 shares outstanding at December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	470,571	389,374
Accumulated other comprehensive income	(143)	56
Accumulated deficit	(366,111)	(305,293)
Total stockholders' equity	104,319	84,139
Total liabilities, convertible preferred stock and stockholders' equity	$137,186	$109,013

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
License fees	$2,108	$1,220	$627
Total revenues	2,108	1,220	627
Operating expenses:
Research and development	48,201	31,665	9,549
General and administrative	15,861	13,321	11,591
Total operating expenses	64,062	44,986	21,140
Loss from operations	(61,954)	(43,766)	(20,513)
Other (expense) income:
Interest income (expense), net	1,421	956	(1,414)
Change in fair value of common stock warrant liability	—	(1,703)	(2,155)
Other income (expense), net	(269)	41	(37)
Total other income (expense)	1,152	(706)	(3,606)
Net loss	$(60,802)	$(44,472)	$(24,119)
Net loss attributable to common stockholders	$(60,802)	$(47,070)	$(103,845)
Net loss per share attributable to common stockholders—basic and diluted	$(2.90)	$(3.22)	$(1,519.27)
Weighted-average common shares outstanding—basic and diluted	20,997,211	14,619,716	68,352

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(60,802)	$(44,472)	$(24,119)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net of tax	(199)	28	28
Comprehensive loss	$(61,001)	$(44,444)	$(24,091)

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Convertible Preferred Stock $0.001 Par Value		Series A Convertible Preferred Stock $0.001 Par Value				Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive		Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares		Amount		Shares	Amount	Capital	Income (Loss)		Deficit	(Deficit)
BALANCE--January 1, 2015	6,105,956	146,853	700,435		7,231		58,517	1	—	—		(159,801)	(152,569)
Issuance of Series B-1 convertible preferred stock in January 2015 in conjunction with KHK Agreement	536,049	7,713	—		—		—	—	—	—		—	—
Issuance of Series C-1 convertible preferred stock in June 2015, net of issuance costs of $0.2 million	1,340,113	18,526	—		—		—	—	—	—		—	—
Conversion of 2014 Notes into Series C-1	372,446	5,211	—		—		—	—	—	—		—	—
Issuance of Series C-1 convertible preferred stock in August 2015, net of issuance costs of $0.2 million	4,377,902	61,084	—		—		—	—	—	—		—	—
Accretion of convertible preferred stock to redemption value	—	69,715	—		—		—	—	(123)	—		(69,592)	(69,715)
Accretion for convertible preferred stock dividends	—	10,011	—		—		—	—	(3,848)	—		(6,163)	(10,011)
Exercise of stock options	—	—	—		—		24,876	—	75	—		—	75
Vesting of restricted stock	—	—	—		—		2,047	—	14	—		—	14
Stock-based compensation expense	—	—	—		—		—	—	3,882	—		—	3,882
Unrealized gain on short-term investments	—	—	—		—		—	—	—	28		—	28
Net loss	—	—	—		—		—	—	—	—		(24,119)	(24,119)
BALANCE—December 31, 2015	12,732,466	319,113	700,435		7,231		85,440	1	—	28		(259,675)	(252,415)
Accretion for convertible preferred stock dividends	—	2,598	—	-	—	-	—	—	(1,452)	—		(1,146)	(2,598)
Proceeds from initial public offering, net of offering costs of $7,186	—	—	—		—		4,809,475	—	50,527	—		—	50,527
Conversion of preferred stock into common stock	(12,732,466)	(321,711)	(700,435)		(7,231)		12,872,551	1	328,941	—		—	321,711
Reclassification of common stock warrant liability	—	—	—		—		—	—	4,551	—		—	4,551
Exercise of stock options	—	—	—		—		441,573	—	2,058	—		—	2,058
Vesting of restricted stock	—	—	—		—		6,142	—	42	—		—	42
Stock-based compensation expense	—	—	—		—		—	—	4,708	—		—	4,708
Unrealized gain on short-term investments	—	—	—		—		—	—	—	28		—	28
Repurchase of fractional shares resulting from reverse stock splits	—	—	—		—		—	—	(1)	—	-	—	(1)
Net loss	—	—	—		—		—	—	—	—		(44,472)	(44,472)
Balance—December 31, 2016	—	$—	—		$—		18,215,181	$2	$389,374	$56		$(305,293)	$84,139
Proceeds from follow on offering, net of offering cost of $3,665	—	—	—		—		3,950,190	—	48,675	—		—	48,675
Proceeds from exercise of stock options	—	—	—		—		46,680	—	277	—		—	277
Vesting of restricted stock	—	—	—		—		8,543	—	59	—		—	59
Stock-based compensation expense	—	—	—		—		—	—	5,450	—		—	5,450
Proceeds from "At-the-market" offering, net	—	—	—		—		148,421	—	1,705	—		—	1,705
Unrealized losses on short-term investments	—	—	—		—		—	—	—	(199)		—	(199)
Employee withholdings ESPP	—	—	—		—		—	—	97	—		—	97
Cumulative effect adjustment of adoption ASU 2016-09	—	—	—		—		—	—	16	—		(16)	—
Proceeds from direct stock placement, net	—	—	—		—		2,021,018	—	24,918	—		—	24,918
Net loss	—	—	—		—		—	—	—	—		$(60,802)	(60,802)
Balance—December 31, 2017	—	—	—		—		24,390,033	$2	$470,571	$(143)		$(366,111)	$104,319

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,802)	$(44,472)	$(24,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	89	21
Amortization of debt discount and debt issuance costs	—	—	762
Amortization and accretion of investments	223	(126)	303
Stock-based compensation	5,450	4,708	3,882
Change in fair value of warrants	—	1,703	2,155
Other	8	25	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(329)	(1,629)	(1,205)
Accounts payable	(194)	923	1,045
Deferred revenue	2,892	(1,220)	16,660
Accrued expenses and other liabilities	5,305	4,842	(1,940)
Net cash used in operating activities	(47,371)	(35,157)	(2,428)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84)	(261)	(49)
Change in restricted cash	45	(97)	(118)
Purchases of short-term investments	(152,263)	(158,319)	(102,008)
Proceeds from sales and maturities of short-term investments	135,275	140,297	40,506
Net cash used in investing activities	(17,027)	(18,380)	(61,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public offering, net	—	52,148	—
Proceeds from issuance of common stock in follow on public offering, net	48,675	—	—
Proceeds from issuance of common stock in at-the-market offering, net	1,755	—	—
Proceeds from issuance of common stock in direct placement offering, net	24,918	—	—
Proceeds from Employee Stock Purchase Plan	97	—	—
Proceeds from exercise of stock options	277	2,058	191
Proceeds from issuance of convertible preferred stock, net	—	—	87,323
Deferred issuance costs	—	—	(1,245)
Payments on term loans	—	—	(9,000)
Other	—	(4)	(2)
Net cash provided by financing activities	75,722	54,202	77,267
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,324	665	13,170
CASH AND CASH EQUIVALENTS—beginning of year	23,844	23,179	10,009
CASH AND CASH EQUIVALENTS—end of year	$35,168	$23,844	$23,179

Supplemental disclosures of cash flow information (Note 17).

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing its lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. The Company’s pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as a portfolio of potent and selective inhibitors targeting the binding interaction of Menin with MLLr. The Company plans to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

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

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. In 2017, the Company sold 148,421 shares of Common Stock pursuant to the ATM program, at an average price of $12.45 per share for gross proceeds of $1.8 million, resulting in net proceeds of $1.7 million after deducting sales commissions and offering expenses. As of December 31, 2017, $48.2 million of Common Stock remained available for sale under the ATM program.

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

On October 13, 2017, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted to the Company a worldwide, sublicenseable, exclusive license to a portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. The Company is developing the Menin Assets to potentially treat MLL-r driven malignancies and believes that the Menin Assets have the potential to be used to treat a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene (“MLL-r”). The Company is in the process of performing a number of pre-clinical studies related to the Menin Assets.

On October 17, 2017, the Company entered into a purchase agreement with Biotech Value Fund, L.P. (“BVF”) and certain entities affiliated with BVF (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued directly to BVF in a registered direct offering (the “Offering”), 2,021,018 shares of the Company’s common stock at a price of $12.37 per share, representing the closing price of the Company’s shares on the Nasdaq Global Select Market on Friday, October 13, 2017. The net proceeds from the Offering, after deducting estimated expenses, were $24.9 million.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it will be several years before any of its product candidates is approved, if ever, and the Company begins to generate revenue from sales of such product candidates. Accordingly, management expects to incur substantial losses on the ongoing development of its product candidates and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents, short-term and long-term investments balances as of December 31, 2017 should enable the Company to maintain its planned operations for at least twelve months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

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

Short-Term and Long-Term Investments

Short-term investments include marketable securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. Long-term investments include marketable securities with remaining maturities greater than one year or that are due after one year from the balance sheet date. All investments in marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax in accumulated other comprehensive income, which is a component of stockholders’ equity (deficit). Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.

Other Assets

Other assets consist of deferred issuance costs, long-term security deposits, and noncurrent restricted cash.

Concentrations of Credit Risk

Cash and cash equivalents, restricted cash, and short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. Substantially all of the Company’s cash, cash equivalents, and short-term and long-term investments were deposited in accounts at two financial institutions, and at times, such deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s available-for-sale investments primarily consist of U.S. Treasury securities, U.S. government agency securities, corporate debt securities, certificates of deposit and overnight deposits and potentially subject the Company to concentrations of credit risk.

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

Revenue Recognition

The Company enters into license agreements for the development and commercialization of its product candidates. License agreements may include non-refundable upfront payments, contingent payments based on the occurrence of specified events under the Company’s license arrangements, partial or complete reimbursement of research and development expenses, license fees and royalties on sales of entinostat if they are successfully approved and commercialized. The Company’s performance obligations under the license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees with the collaboration partners.

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

The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any changes in estimated periods of performance on a prospective basis. At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. Non-refundable payments that are contingent upon achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. Other contingent payments in which a portion of the milestone consideration is refundable or adjusts based on future performance or non-performance (e.g., through a penalty or claw-back provision) are not considered to relate solely to past performance, and therefore, not considered substantive. Amounts that are not recognized as revenue due to the uncertainty as to whether they will be retained or because they are expected to be refunded are recorded as a liability. The Company recognizes non-substantive milestone payments over the estimated period of performance once the milestone is achieved. Contingent payments associated with the achievement of specific objectives in certain contracts that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are recognized as revenue upon achievement of the objective, as long as there are no undelivered elements remaining and no continuing performance obligations by the Company, assuming all other revenue recognition criteria are met.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2017, the Company incurred $3.0 million in external costs related to cost-sharing collaborations, of which $1.4 million has been recorded as a reduction to research and development expense. During the year ended December 31, 2016, the Company incurred $0.5 million in external costs related to cost-sharing collaborations, of which $0.3 million has been recorded as a reduction to research and development expense. There were no cost-sharing agreements in 2015.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 16) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Stock-Based Compensation

The Company accounts for all stock option awards granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value of employee stock option grants and is recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Stock option awards to non-employees are subject to periodic revaluation over their vesting terms. The Company accounts for forfeitures as they occur.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach. The Company currently has one revenue arrangement and will adopt the guidance on January 1, 2018 using the modified retrospective transition approach. The adoption of ASC 606 will result in the acceleration of revenue recognition related to the Company’s license agreement with Kyowa Hakko Kirin Co., Ltd. (see Note 5) due to the unbundling of certain performance obligations and a change in the performance period. The Company determined the accelerated recognition of license revenues will result in a cumulative adjustment to revenues of approximately $0.6 million as of the adoption date. The Company will also significantly expand its financial statement disclosures in future filings as a result of adoption.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for the three years ended December 31, 2017, 2016, and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator--basic and diluted:
Net loss	$(60,802)	$(44,472)	$(24,119)
Accretion of convertible preferred stock dividends	—	(2,598)	(10,011)
Accretion of convertible preferred stock to redemption value	—	—	(69,715)
Net loss attributable to common stockholders--basic and diluted	$(60,802)	$(47,070)	$(103,845)
Net loss per share—basic and diluted	$(2.90)	$(3.22)	$(1,519.27)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	20,997,211	14,619,716	68,352

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2017	2016	2015
Convertible preferred stock	—	—	12,872,551
Options to purchase common stock	3,391,832	2,560,737	2,606,195
Common stock warrant	357,840	357,840	277,486
Restricted stock subject to future vesting	—	8,542	14,684

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result of these findings, the upfront payment of $5.0 million has been recorded as research and development expense in the consolidated statements of operations.

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

The arrangement consideration allocated to the license unit of accounting will be recognized as revenue ratably over the Company’s expected services period (currently expected to be through 2029) commencing on the date of the first delivery of the clinical trial materials. In June 2015, the Company began delivering clinical materials to KHK and commenced recognizing revenue from the upfront consideration of $17.3 million. In October 2017, KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the KHK License Agreement, in December 2017 the Company received a $5.0 million milestone payment from KHK for achievement of the development milestone.  The Company determined that the milestone is not substantive as the achievement was dependent upon the counterparty.  Therefore, during the fourth quarter of 2017, the Company recorded $0.9 million as license fee revenue and has deferred the remaining $4.1 million to be recognized over the remaining performance period coinciding with the license unit of accounting.

During the years ended December 31, 2017, 2016, and 2015 the Company recognized $2.1 million, $1.2 million and $0.6 million, respectively, of revenue associated with the KHK License Agreement. As of December 31, 2017, there was $18.3 million of deferred revenue related to the KHK License Agreement, which is classified as current or long-term in the consolidated balance sheets.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company will expand its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the “ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $695,000 and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of December 31, 2017, the Company’s aggregate payment obligations under this agreement were approximately $24.3 million; and as of December 31, 2017, the Company’s remaining payment obligations are approximately $13.0 million over an estimated period of approximately four years.

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

The total shares exercisable under the warrant, the fair value associated with the warrant and the Black-Scholes option-pricing model assumptions used to value the shares of common stock issuable pursuant to the warrant were as follows:

	Total Shares of Common Stock Issuable Under the Warrant	Average Exercise Price	Fair Value of Common Stock	Estimated Volatility	Risk-Free Interest Rate	Estimated Dividend Yield	Estimated Remaining Contractual Life (in years)	Fair Value of Warrant Liability
March 8, 2016	357,840	$1.54	$13.55	69%	1.82%	0.0%	10.00	$4,551
December 31, 2015	277,486	$1.54	$11.13	73%	2.15%	0.0%	8.06	$2,848

6. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Office and computer equipment	$68	$117
Furniture and fixtures	134	195
Equipment	84	—
Office equipment under capital lease	13	13
Leasehold improvements	167	215
Total property and equipment	466	540
Accumulated depreciation	(199)	(280)
Property and equipment, net	$267	$260

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

Level 1—Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017, 2016 and 2015.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Cash equivalents	$35,168	$24,972	$10,196	$—
Short-term investments	94,806	—	$94,806	—
Long-term investments	3,246	—	3,246	—
Total assets	$133,220	$24,972	$108,248	$—
December 31, 2016
Assets:
Cash equivalents	$23,844	$17,089	$6,755	$—
Short-term investments	81,486	—	$81,486	—
Total assets	$105,330	$17,089	$88,241	$—

Cash equivalents of $25.0 million as of December 31, 2017 and $17.1 million as of December 31, 2016 consisted of overnight investments, money market funds and highly rated corporate bonds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $10.2 million as of December 31, 2017 and $6.8 million as of December 31, 2016 consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $94.8 million as of December 31, 2017 and $81.5 million as of December 31, 2016, and long-term investments of $3.2 million as of December 31, 2017 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

The short-term and long-term investments are classified as available-for-sale securities. As of December 31, 2017, the remaining contractual maturities of the available-for-sale securities were less than 15 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2017. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Commercial paper	$36,567	$—	$(40)	$36,527
Corporate bonds	71,824	—	(103)	71,721
	$108,391	$—	$(143)	$108,248
December 31, 2016
Commercial paper	$30,125	$61	$—	$30,186
Corporate bonds	51,305	6	(11)	51,300
	$81,430	$67	$(11)	$81,486

A roll-forward of the recurring fair value measurements of the common stock warrant liability and the derivative liability categorized with Level 3 inputs are as follows (in thousands):

	Common Stock Warrant Liability	Derivative Liability
Balance—January 1, 2015	$693	$126
Change in fair value	2,155	7
Balance—December 31, 2015	2,848	133
Change in fair value	1,703	17
Reclassification	(4,551)	(150)
Balance—December 31, 2016	—	—

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

The derivative liability related to the contingent success fee owed under the term loans. Upon the completion of an IPO or upon the occurrence of certain change of control or liquidation events, the Company was required to pay a $0.2 million success fee. The Company had recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million had been recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO this is no longer accounted for as a derivative. The success fee of $0.2 million was paid in 2017.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Short-term deposits	$1,286	$1,630
Prepaid clinical supplies	220	461
Interest receivable on investments	377	306
Reimbursable costs	1,029	262
Prepaid insurance	192	168
Other	258	202
Total prepaid expenses and other current assets	$3,362	$3,029

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued professional fees	$265	$247
Accrued compensation and related costs	2,393	1,641
Accrued clinical costs	9,177	4,493
Other	158	390
Total accrued expenses	$11,993	$6,771

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

With the completion of the IPO in 2016, the Company was required to pay a $0.2 million success fee that was due on the earlier of the maturity date of the term loan facility or upon the occurrence of certain change of control or liquidity events. The Company initially recorded the success fee as a derivative financial liability. The initial fair value of the derivative of $0.1 million was recorded as a debt discount. The term loans were paid in full in October 2015; however, the liability for the success fee survived the repayment of the term loans. Upon completion of the IPO in 2016, the success fee was no longer considered a derivative liability. The success fee of $0.2 million was paid in 2017.

12. Convertible Preferred Stock

Upon the closing of the IPO, all of the outstanding shares of the Company’s convertible preferred stock were converted into 12,872,551 shares of its common stock. As of December 31, 2017, the Company does not have any convertible preferred stock issued or outstanding. In connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; and pursuant to the amended and restated certificate of incorporation, the Company is now authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, future vesting of restricted stock, exercise of stock options, and the employee stock purchase plan:

December 31, 2017
Common stock issuable under Bayer warrant	357,840
Options to purchase common stock	4,708,233
Employee Stock Purchase Plan	432,237
Total	5,498,310

14. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2017, there were 1,316,401 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2018, the shares available for issuance under the 2015 Plan were increased to 2,292,002.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$1,363	$919	$846
General and administrative	4,087	3,789	3,036
Total	$5,450	$4,708	$3,882

Stock Options

As of December 31, 2017, there was $8.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the straight-line method to the extent achievement of the performance condition is probable. To date, the Company has granted 60,000 options with performance conditions, none of which have vested as of December 31, 2017.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar public companies. The Company estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The contractual life of the option was used for the estimated life of the non-employee grants. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free interest rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company accounts for forfeitures when they occur. The grant date fair values of options issued to employees and non-employees were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected term (in years)	6.02	5.85	5.89
Volatility rate	73.86%	71.40%	69.92%
Risk-free interest rate	2.02%	1.41%	1.73%
Expected dividend yield	0.00%	0.00%	0.00%

In determining the exercise prices for options granted, the Board has considered the fair value of the common stock as of each grant date. Prior to the Company’s IPO, the fair value of the common stock underlying the stock options was determined by the Board at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current clinical and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2017	2,560,737	$8.97	8.4	$503
Granted	967,490	$10.22
Exercised	(46,680)	$5.93
Canceled or forfeited	(89,715)	$12.03
Outstanding—December 31, 2017	3,391,832	$9.28	7.7	$2,688
Exercisable—December 31, 2017	1,943,661	$8.66	7.0	$2,173
Options vested, exercisable or expected to vest—December 31, 2017	3,371,831	$9.27	7.7	$2,688

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015, was $6.68, $7.94, and $5.74 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 46,680 options exercised for the year ended December 31, 2017, resulting in total proceeds of $0.3 million; and 441,573 options exercised for the year ended December 31, 2016, resulting in total proceeds of $2.1 million; and 41,607 options exercised for the year ended December 31, 2015, resulting in total proceeds of $0.2 million, including 16,731 shares subject to repurchase by the Company.  The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $3.8 million, and $0.2 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Upon the closing of the IPO in March 2016, the Company recorded $0.7 million of additional stock compensation expense related to certain options granted to two of the Company’s executives.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in February 2016 and became effective upon the closing of the IPO on March 8, 2016. The ESPP authorizes the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. On January 1, 2018, the shares of common stock reserved for issuance under the ESPP was increased to 676,137. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods. Purchases under the ESPP are effected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period.  The first offering period began on August 1, 2017.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. In 2017 we recorded $42,000 of stock-based compensation related to the ESPP.  There was zero expense for the years ended December 31, 2016 and 2015.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2017, 2016 and 2015, the Company made $106,000, $72,000 and $33,000 contributions to the plan, respectively.

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

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,091	$13,744
Research and development credits	2,380	1,739
Capitalized start-up and research and development costs	43,282	47,048
Deferred revenue	3,240	5,420
Depreciation and amortization	(8,610)	(10,530)
Accruals	534	604
Other temporary differences	2,530	2,298
Deferred tax assets before valuation allowance	54,447	60,323
Valuation allowances	(54,447)	(60,323)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $13.0 million in 2016, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research and development costs, and decreased by $5.9 million in 2017 due to the decrease in the federal tax rate.

As of December 31, 2017, the Company had approximately $44.9 million and $26.0 million in federal and state Net Operating Losses (“NOLs”), respectively, which expire at various dates through 2037. As of December 31, 2017, the Company had federal and state research credits of $1.6 million and $1.0 million, respectively, which begin to expire in 2021.

The Tax Cuts and Jobs Act was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, we recognized no transition tax.

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax asset balance was a decrease of $28.8 million, with a corresponding reduction to the valuation allowance of $28.8 million for a net effect of $0.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company completed an analysis through March 8, 2016 and determined that on March 30, 2007 and August 21, 2015, ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2017 and 2016, the Company had uncertain tax positions of $0.2 million related to capitalized research and development costs and research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2017, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Unrecognized tax benefit--beginning of year	$241	$241	$241
Decreases related to prior period positions	(78)	—	—
Unrecognized tax benefit--end of year	$163	$241	$241

The Company files tax returns in the United States, Massachusetts, California, Pennsylvania, New Jersey and New York. All tax years since inception (October 11, 2005) remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

Lease Commitments

In September 2016, the Company entered into a new five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017, and an option to extend the lease term once for an additional three years. The Company also has an option to cancel the lease after three years with the termination fee consisting of $55,000. The lease has monthly lease payments of $25,000 the first 12 months with annual rent escalations thereafter and provides a rent abatement of $0.2 million for the first year. The Company recorded the lease abatement as deferred rent and will amortize these amounts on a straight-line basis as a reduction of rent expense over the lease term. The Company paid the landlord a security deposit of $0.1 million in 2016, which will be returned without interest at the end of the lease. The Company recorded the security deposit as a long-term deposit on its consolidated balance sheet.

In December 2015, the Company entered into a new 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The lease has monthly lease payments of $18,000 the first 12 months with an annual rent escalation each year thereafter and provides a rent abatement of $18,000 per month for the first two months. The Company also has an option to cancel the lease after three years with the termination fee consisting of three months of rent. The Company recorded the lease abatement as deferred rent and will amortize these amounts on a straight-line basis as a reduction of rent expense over the lease term. In accordance with the lease, in December 2015, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million naming the landlord as beneficiary.

In November 2017, the Company entered into a new one-year office lease of approximately 160 square feet of space in San Diego, California, which commenced on January 1, 2018. The lease has monthly lease payments of $2,100.

The Company also leases office equipment, which is accounted for as a capital lease and included in property and equipment at cost.

Future annual minimum lease payments as of December 31, 2017, are as follows (in thousands):

	Operating Leases	Capital Lease Obligations
For the years ended December 31,
2018	$549	$3
2019	569	—
2020	588	—
2021	395	—
2022	59	—
2023 and thereafter	—	—
Total minimum lease payments	$2,160	3
Less amounts representing interest		—
Present value of net minimum lease payments		$3

Rent expense recognized under all operating leases, including additional rent charges for utilities, maintenance, and real estate taxes, is calculated on a straight-line basis and amounted to $0.8 million, $0.4 million and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$2	$688
SUPPLEMENTAL DISCLOSURES OF NON- CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of convertible preferred stock to redemption value	$—	$—	$69,715
Accretion of dividends on convertible preferred stock	$—	$2,598	$10,011
Conversion of convertible notes and accrued interest into Series C-1 convertible preferred stock	$—	$—	$5,211
Issuance costs included in accounts payable and accrued expenses	$50	$—	$376
Property and equipment purchases included in accrued expenses	$—	$—	$27
Vesting of restricted stock	$59	$42	$14
Reclassification of common stock warrant liability to additional paid-in capital	$—	$4,551	$—
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$328,941	$—

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

19. Quarterly financial information (unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2017
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees (1)	$305	$305	$305	$1,193
Operating expenses:
Research and development (2)	9,552	9,862	12,188	16,599
General and administrative	3,930	4,285	3,563	4,083
Total expenses	13,482	14,147	15,751	20,682
Loss from operations	(13,177)	(13,842)	(15,446)	(19,489)
Other income	206	203	358	385
Net loss	$(12,971)	$(13,639)	$(15,088)	$(19,104)
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.70)	$(0.68)	$(0.80)
Weighted-average shares--basic and diluted	18,231,602	19,497,581	22,239,996	23,943,241

	Three Months Ended
	2016
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$305	$305	$305	$305
Operating expenses:
Research and development (3)	4,786	6,131	12,274	8,474
General and administrative	4,272	2,808	3,269	2,972
Total expenses	9,058	8,939	15,543	11,446
Loss from operations	(8,753)	(8,634)	(15,238)	(11,141)
Other (expense) income	(1,577)	276	269	326
Net loss	$(10,330)	$(8,358)	$(14,969)	$(10,815)
Net loss per share attributable to common stockholders—basic and diluted	$(2.85)	$(0.47)	$(0.84)	$(0.59)
Weighted-average shares--basic and diluted	4,541,536	17,769,514	17,899,481	18,193,027

(1)	License fee for the three months ended December 31, 2017 included $0.9 million for the partial recognition of the $5.0 million milestone received under the KHK License Agreement
(2)	Research and development expenses for three months ended December 31, 2017 included the $5.0 million upfront payment related to the Vitae License Agreement.
(3)	Research and development expenses for three months ended September 30, 2016 included the $5.0 million upfront payment related to the UCB License Agreement.