Form 10-Q
period 2018-03-31
Syndax Pharmaceuticals Inc
filed 2018-05-09
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 8, 2018, there were 24,705,794 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•	the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced HR+, HER2- breast cancer;
•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;
•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	the potential use of entinostat to treat additional tumor types;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients; and
•	developments relating to our competitors and our industry.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,981	$35,168
Restricted cash	100	106
Short-term investments	85,242	94,806
Prepaid expenses and other current assets	5,983	3,362
Total current assets	119,306	133,442
Long-term investments	—	3,246
Property and equipment, net	422	267
Other assets	229	231
Total assets	$119,957	$137,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590	$2,232
Accrued expenses and other current liabilities	12,800	11,993
Current portion of deferred revenue	1,517	1,573
Total current liabilities	16,907	15,798
Long-term liabilities:
Deferred revenue, less current portion	15,788	16,759
Other long-term liabilities	312	310
Total long-term liabilities	16,100	17,069
Total liabilities	33,007	32,867
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,697,944 and 24,390,033 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	472,026	470,571
Accumulated other comprehensive loss	(218)	(143)
Accumulated deficit	(384,860)	(366,111)
Total stockholders’ equity	86,950	104,319
Total liabilities and stockholders’ equity	$119,957	$137,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
License fees	$379	$305
Total revenues	379	305
Operating expenses:
Research and development	15,339	9,552
General and administrative	4,791	3,930
Total operating expenses	20,130	13,482
Loss from operations	(19,751)	(13,177)
Other income (expense):
Interest income, net	475	259
Other income (expense)	(122)	(53)
Total other income (expense)	353	206
Net loss	$(19,398)	$(12,971)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$(75)	$(58)
Comprehensive loss	$(19,473)	$(13,029)
Net loss attributable to common stockholders	$(19,398)	$(12,971)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.71)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	24,478,269	18,231,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,398)	$(12,971)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(62)	6
Stock-based compensation	1,421	1,377
Other	1	7
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,622)	(1,141)
Accounts payable	358	366
Deferred revenue	(379)	(305)
Accrued expenses and other liabilities	811	(7)
Net cash used in operating activities	(19,870)	(12,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173)	—
Purchases of short-term investments	(11,683)	(14,081)
Proceeds from sales and maturities of short-term investments	24,500	25,095
Net cash provided by investing activities	12,644	11,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	118
Proceeds from Employee Stock Purchase Plan	34	—
Other	(1)	(1)
Net cash provided by financing activities	33	117
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,193)	(1,537)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	35,389	24,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$28,196	$22,573
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs included in accounts payable and accrued expenses	$—	$135
Vesting of restricted stock	$—	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing its lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. The Company’s pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as a portfolio of potent and selective inhibitors targeting the binding interaction of Menin with MLLr. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand its pipeline.

In 2016 and 2017, the Company raised approximately $99.0 million of net proceeds from two underwritten public offerings, including our initial public offering, (“IPO”) in March 2016. In October 2017, the Company also raised approximately $24.9 million of net proceeds through a purchase agreement with Biotech Value Fund, L.P. (“BVF”) and certain entities affiliated with BVF. In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. In 2017, we raised approximately $1.7 million of net proceeds through sales under the ATM program.  As of March 31, 2018, we had cash, cash equivalents and short-term investments of $113.2 million.

Since its inception, the Company has devoted its efforts principally to research and development and raising capital. The Company is subject to risks common to companies in the development stage, including, but not limited to, successful development of therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully develop and market its product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. The Company anticipates that it may be one or more years before any of our product candidates are approved, if ever, and the Company begins to generate revenue from sales of any of our product candidates. Accordingly, management expects to incur substantial losses on the ongoing development of our product candidates and does not expect to achieve positive cash flow from operations for the foreseeable future, if ever. As a result, the Company will continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of March 31, 2018 should enable the Company to maintain its planned operations for at least 12 months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018, and the results of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 8, 2018. Certain amounts reported in the previous year have been recast as a result of the retrospective adoption of new accounting standards in the first quarter of 2018. Refer to Recently Issued and Adopted Accounting Pronouncements and Note 4 "Revenue from Contracts with Customers" for further discussion.

Revenue Recognition

The Company adopted Accounting Standards Codification rule 606, or ASC 606, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017.  As of January 1, 2018, the Company had only one contract within the scope of ASC 606, a license agreement with Kyowa Hakko Kirin Co., Ltd. (“KHK”) (the “KHK License Agreement”), under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea. The KHK License Agreement is discussed further in Footnote 6.

The Company enters into license agreements for the development and commercialization of its product candidates. License agreements may include non-refundable upfront payments, contingent payments based on the occurrence of specified events under the Company’s license arrangements, partial or complete reimbursement of research and development expenses, and license fees and royalties on sales if they are successfully approved and commercialized. The Company’s performance obligations under the license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees.

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

The Company assesses the promises to determine if they are distinct performance obligations. Once the performance obligations are determined, the transaction price is allocated based on a relative standalone selling price basis. Milestone payments and royalties are typically considered variable consideration at the outset of the contract and are recognized in the transaction price either upon occurrence or when the constraint of a probable reversal is no longer applicable.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Arrangements containing licenses to the Company’s intellectual property typically provide for a know-how transfer period. These arrangements may or may not also include rights to future updates of that intellectual property and related know-how. Revenues from non-refundable, up-front fees allocated to the licenses are recognized as the license is transferred to the customer and the customer is able to use and benefit from the license. This generally takes place over the related know-how transfer period, or if applicable, over the term of transfer of future updates to the intellectual property.

Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license fees and earnings in the period of adjustment.  For development milestones related to the KHK Agreement, the Company does not take a substantive role or control the research, development or commercialization of any products generated by KHK. Therefore, the Company is not able to reasonably estimate when, if at all, any development milestone payments may be payable to the Company. As such, the development milestone payments associated with the KHK Agreement involve a substantial degree of uncertainty and risk that they may never be received.

Commercial Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of commercial sales, and the license is deemed to be the predominant item to which the royalties or commercial milestones relate, the Company will recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date no commercial milestone payments or royalties have been achieved.

When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license fees. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on January 1, 2018, and it did not have a material impact on its condensed consolidated balance sheet, condensed statement of comprehensive loss or condensed statement of cash flows. As part of the adoption of this guidance, the Company adopted a policy to account for the effects of a modification unless certain exclusions are met.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018, utilizing the retrospective transition method and it did not have a material impact on its condensed statement of cash flows. As part of the adoption of this guidance, the Company included restricted cash with cash and cash equivalents in the condensed statement of cash flows for both first quarter of 2018 and 2017. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2018 and December 31, 2017, as shown above:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$27,981	$35,168
Restricted cash included in current and noncurrent assets	215	221
Cash, cash equivalents and restricted cash	$28,196	$35,389

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The standard will be effective for the Company on January 1, 2019. The Company is in the process of evaluating the effect of the new guidance on the Company’s consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective method. See Note 4 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.

4. Revenue from Contracts with Customers

Financial Statement Impact of Adopting ASC 606

On January 1, 2018, the Company adopted ASC 606 applying the modified retrospective method, which only impacted the accounting for the KHK License Agreement. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2018:

	As Reported at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	1,573	(56)	1,517
Total current liabilities	15,798	(56)	15,742
Long-term liabilities:
Deferred revenue, less current portion	16,759	(593)	16,166
Total long-term liabilities	17,069	(593)	16,476
Total liabilities	32,867	(649)	32,218
Stockholders’ equity:
Accumulated deficit	(366,111)	649	(365,462)
Total stockholders’ equity	104,319	649	104,968
Total liabilities and stockholders’ equity	$137,186	—	$137,186

Impact of New Revenue Guidance on Financial Statement Line Items

Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The following tables show the impact on the reported condensed consolidated balance sheet, statement of income and cash flows, as of and for the three months ended March 31, 2018, for pro-forma amounts had the previous guidance been in effect (in thousands):

Financial Statement Line Item *	Increase (Decrease)

Condensed Consolidated Statement of Income	Three months ended March 31, 2018
License fee	(14)
Net loss	(14)
Comprehensive loss	(14)

Condensed Consolidated Balance Sheet **	March 31, 2018
Current portion of deferred revenue	(56)
Deferred revenue, less current portion	(579)
Accumulated deficit	635

* Excludes line items that were not affected by the Company’s adoption of ASC 606. The adoption had no impact to cash provided by or used in net operating, investing or financing activities in the Condensed Consolidated Statement of Cash Flows.

** Balance sheet line item amounts include the cumulative-effect adjustment recorded on December 31, 2017.

Impact to KHK License Agreement Revenue

Under ASC 606, the Company determined that the performance obligations associated with the KHK License Agreement include (i) the combined license, rights to access and use materials and data, and rights to additional intellectual property, and (ii) the clinical supply obligation. All other goods or services promised to KHK are immaterial in the context of the agreement. Under ASC 606, the identification of the clinical supply obligation as a distinct performance obligation separate and apart from the license performance obligation resulted in a change in the performance period.  The start of the performance period under ASC 606 was determined to be the contract inception date, December 19, 2014, as opposed to the initial delivery of the clinical trial materials in June 2015. The clinical supply was identified as a separate performance obligation under ASC 606 as (i) the Company is not providing a significant service of integration whereby the clinical supply and other promises are inputs into a combined output, (ii) the clinical supply does not significantly modify or customize the other promises nor is it significantly modified or customized by them, and (iii) the clinical supply is not highly interdependent or highly interrelated with the other promises in the agreement as KHK could choose not to purchase the clinical supply from the Company without significantly affecting the other promised goods or services. The Company further concluded that the clinical supply represented an immaterial performance obligation and therefore the entire $17.3 million allocated to the upfront payment was allocated to the combined license and will be recognized ratably over the performance period, representing contract inception though 2029. In 2017, KHK achieved a development milestone, and was required to pay the Company $5.0 million.  The Company is recognizing the development milestone consideration over the performance period coinciding with the license to intellectual property. As the Company determined that its performance obligations associated with the KHK Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement, any payments received by the Company from KHK, including the upfront payment and progress-dependent development and regulatory milestone payments, are recognized as revenue using a time-based proportional performance model over the contract term (December 2014 through 2029) of the collaboration, within license fees. To date no commercial milestone payments or royalties have been achieved.

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of March 31, 2018. Deferred revenue related to the KHK License Agreement was $17.3 million as of March 31, 2018 and will be recognized over the remainder of the contract term. The Company recognized license fees revenue of $0.4 million during the three months ended March 31, 2018 that were included in the deferred revenue balance as of January 1, 2018.

5. Net Loss per Share Attributable to Common Stockholders

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

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(19,398)	$(12,971)
Net loss attributable to common stockholders— basic and diluted	$(19,398)	$(12,971)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.71)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	24,478,269	18,231,602

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2018	2017
Options to purchase common stock	4,206,832	3,147,793
Common stock warrant	—	357,840
Restricted stock subject to future vesting	—	7,006
Employee Stock Purchase Plan	15,804	—

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicenseable, worldwide license to, a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result of these findings, in 2016, the upfront payment of $5.0 million has been recorded as research and development expense in the condensed consolidated statement of comprehensive loss.

Kyowa Hakko Kirin Co., Ltd.

On December 19, 2014 (the “Effective Date”), the Company entered into a license agreement (the “KHK License Agreement”) with Kyowa Hakko Kirin Co., Ltd. (“KHK”), under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea. Under the terms of the KHK License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KHK access to know-how and regulatory information the Company may develop over the life of the entinostat patent. Lastly, to the extent additional intellectual property is developed during the term of the agreement, KHK will receive the right to the intellectual property when and if available. KHK will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KHK paid the Company $25.0 million upfront, which included a $7.5 million equity investment and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KHK will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. The term of the agreement commenced on the Effective Date and, unless earlier terminated in accordance with the terms of the agreement, will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

The equity purchase and the up-front payment of the license fee were accounted for separately. The Company allocated the amount of consideration equal to the fair value of the shares on the Effective Date, which resulted in $7.7 million of proceeds allocated to the equity purchase and the remaining consideration of $17.3 million allocated to the up-front license fee.

In October 2017, the Company announced that KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the license agreement, KHK paid the Company a $5.0 million milestone payment which the Company received in December 2017. Please refer to Note 4, Revenue from Contracts, for further discussion related to the accounting for the milestone.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company expanded its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of March 31, 2018, the Company’s aggregate payment obligations under this agreement were approximately $24.3 million; and its remaining payment obligations are approximately $11.9 million over an estimated period of approximately four years.

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

In connection with the Bayer Agreement, the Company issued to Bayer a warrant to purchase the number of shares of the Company’s common stock equal to 1.75% of the shares of common stock outstanding on a fully diluted basis as of the earlier of the date the warrant was exercised or the closing of the IPO. The warrant contained anti-dilution protection to maintain Bayer’s potential ownership at 1.75% of the shares of common stock outstanding on a fully diluted basis, requiring that the actual number of shares of common stock issuable pursuant to the warrant be increased or decreased for any changes in the fully diluted shares of common stock outstanding. The warrant was exercisable at an exercise price of $1.54 per share and would have expired upon the earlier of the 10-year anniversary of the closing of the IPO or the date of the consummation of a disposition transaction. The warrant was classified as a long-term liability and recorded at fair value with the changes in the fair value recorded in other expense. The Company used the Black-Scholes option-pricing model to determine the fair value of the warrant. Upon the closing of the IPO, the anti-dilution protection for the warrant expired, resulting in the reclassification of the warrant liability to additional paid-in capital. The warrant was re-measured using current assumptions just prior to the reclassification. On March 1, 2018, Bayer notified the Company of its election to exercise the warrant utilizing the net exercise feature contained therein, resulting in the Company’s issuance to Bayer of 299,215 shares of the Company’s common stock for no net cash proceeds.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Assets:
Cash and cash equivalents	$27,981	$26,982	$999	$—
Short-term investments	85,242	—	85,242	—
Total assets	$113,223	$26,982	$86,241	$—
December 31, 2017
Assets:
Cash and cash equivalents	$35,168	$24,972	$10,196	$—
Short-term investments	94,806	—	94,806	—
Long-term investments	3,246	—	3,246	—
Total assets	$133,220	$24,972	$108,248	$—

Cash equivalents of $27.0 million and $25.0 million as of March 31, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.0 million and $10.2 million as of March 31, 2018 and December 31, 2017, respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $85.2 million and $94.8 million as of March 31, 2018 and December 31, 2017, respectively, and long-term investments of $3.2 million as of December 31, 2017 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 30, 2018, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2018 and 2017. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2018
Commercial paper	$31,390	$—	$(40)	$31,350
Corporate bonds	54,070	—	(178)	$53,892
	$85,460	$—	$(218)	$85,242
December 31, 2017
Commercial paper	$36,567	$—	$(40)	$36,527
Corporate bonds	71,824	—	(103)	71,721
	$108,391	$—	$(143)	$108,248

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Short-term deposits	$771	$1,286
Prepaid clinical supplies	2,044	220
Interest receivable on investments	325	377
Reimbursable costs	1,870	1,029
Prepaid insurance	623	192
Other	350	258
Total prepaid expenses and other current assets	$5,983	$3,362

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accrued professional fees	$540	$265
Accrued compensation and related costs	1,094	2,393
Accrued clinical costs	10,973	9,177
Other	193	158
Total prepaid expenses and other current assets	$12,800	$11,993

10. Stock-Based Compensation

In January 2018, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 975,601 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2018, the total number of shares of common stock available for issuance under the 2015 Plan was 1,477,002. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development	$451	$283
General and administrative	970	1,094
Total	$1,421	$1,377

Compensation expense by type of award in the three months ended March 31, 2018 was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options	$1,393	$1,377
Employee Stock Purchase Plan	28	—
Total	$1,421	$1,377

During the three months ended March 31, 2018, the Company granted 815,000 stock options to certain executives and employees. The grant date fair value of these options was $5.2 million, or $6.38 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were no options exercised during the three months ended March 31, 2018.

As of March 31, 2018, there was $12.5 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

11. Employee Stock Purchase Plan

In January 2018, the number of shares of common stock available for issuance under the ESPP, was increased by 243,900 shares as a result of the automatic increase provision of the ESPP. As of March 31, 2018, the total number of shares of common stock available for issuance under the ESPP was 667,441. The first offering period commenced on August 1, 2017 and the first purchase took place on January 31, 2018. The Company issued 8,696 shares during the first three months of 2018.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. The compensation expense related to the ESPP for the three months ended March 31, 2018 was approximately $28,000. There was no compensation expense related to the ESPP recorded in the three months ended March 31, 2017.

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2018:

	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	8,696	—	—	—	—	—
Stock-based compensation expense	—	—	1,421	—	—	1,421
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Unrealized losses on short-term investments	—	—	—	(75)	—	(75)
Employee withholdings ESPP	—	—	34	—	—	34
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Net loss	—	—	—	—	(19,398)	(19,398)
Balance as of March 31, 2018	24,697,944	$2	$472,026	$(218)	$(384,860)	$86,950

13. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on net deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets.

In the first quarter of 2018 we completed our evaluation of the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”). The only impact of the Act was the remeasurement of the Company’s deferred tax assets and liabilities, which was recorded in fiscal 2017 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. As of December 31, 2017, the Company determined it had no accumulated unrepatriated foreign earnings, and therefore had recorded no liability for the repatriation transition tax. No changes have been made to the estimates recorded in fiscal 2017.

14. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

15. Subsequent Event

The Company considers events and transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date of this filing of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 8, 2018.

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We are developing our lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. Our pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as a portfolio of potent and selective inhibitors targeting the binding interaction of Menin with MLLr. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

In 2016 and 2017, we raised approximately $99.0 million of net proceeds from two underwritten public offerings, including our initial public offering (“IPO”) in March 2016. In October 2017, we also raised approximately $24.9 million of net proceeds through a purchase agreement with Biotech Value Fund, L.P. (“BVF”) and certain entities affiliated with BVF. In April 2017, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. In 2017, we raised approximately $1.7 million of net proceeds through sales under the ATM program.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2018 and 2017, we reported a net loss of $19.4 million and $13.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $384.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $113.2 million.

Clinical Developments

•

The Phase 3 registration trial of entinostat plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer, E2112, is 92% enrolled as of the end of April. ECOG-ACRIN Cancer Research Group, the trial sponsor, has notified us that the Data Safety Monitoring Committee (DSMC) completed the final progression free survival (PFS) analysis and the first interim analysis for overall survival in November 2017. Earlier this quarter, the DSMC also notified us that it conducted a subsequent interim overall survival analysis. The trial is proceeding as planned, and we continue to anticipate that enrollment will be complete in the third quarter of 2018, at which time the result of the PFS analysis will be released to us.

•

Enrollment in the PD-(L)1 refractory melanoma ENCORE 601 cohort is now complete. We will present Phase 2 data from all evaluable patients at the American Society of Clinical Oncology (ASCO) Meeting in June. Later this quarter, we plan to communicate a registration strategy for entinostat in this indication.

•

Enrollment in the PD-(L)1 refractory non-small cell lung cancer (NSCLC) ENCORE 601 cohort is now complete. Phase 2 data from all evaluable patients in this cohort will be presented at ASCO next month, including updated results from our biomarker analyses.

•

Initial enrollment in the first stage of the ENCORE 601 cohort of patients with microsatellite stable colorectal cancer (MSS-CRC) completed in the third quarter of 2017. We expect to share preliminary data from this cohort at ASCO. The ENCORE 601 trial is being conducted in collaboration with Merck, through a subsidiary. The two companies recently agreed to expand this cohort, and expect to continue enrolling patients to the first stage later this quarter. A decision on whether to continue to the second stage of this cohort is expected in the first half of 2019.

•

Enrollment of the Phase 2 portion of ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech’s PD-(L)1 inhibitor atezolizumab (TECENTRIQ®) in patients with triple negative breast cancer, remains on track to complete later this quarter. Topline results are now anticipated in the first half of 2019.

•

Enrollment is now complete in the Phase 2 portion of ENCORE 603, the Phase 1b/2 clinical trial evaluating entinostat in combination with Pfizer/Merck KGaA’s BAVENCIO® in patients with ovarian cancer. Topline results are expected in the first half of 2019.

•

Dosing of patients with solid tumors in the Phase 1 multiple ascending dose (MAD) clinical trial of SNDX-6352 is ongoing. We anticipate presenting data from this trial and disclosing a Phase 2 strategy in the second half of 2018. In February, we entered into a clinical collaboration with AstraZeneca to evaluate the efficacy and safety of SNDX-6352 in combination with durvalumab (IMFINZI®), AstraZeneca’s human monoclonal antibody directed against PD-(L)1, in multiple solid tumors. Initial work focusing on establishing the safety of this combination is expected to begin this quarter.

•

Development of our portfolio of Menin-Mixed Lineage Leukemia (MLL) inhibitors, in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, is ongoing. Data from this program were recently presented in both oral and poster presentations at the 2018 American Association for Cancer Research (AACR) Annual Meeting. We expect to initiate clinical trials for this program in the first half of 2019.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three months ended March 21, 2018 and 2017 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through March 31, 2018, we have incurred $166.9 million in research and development expenses.

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

Interest Income, Net

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

Our significant accounting policies are more fully described in Note 3 of the accompanying unaudited condensed consolidated financial statements and in Note 3 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. There have been no material changes to our significant accounting policies from those described in Note 3 to the audited consolidated financial statements or to our critical accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report, except as set forth below.

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The provisions of ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition”, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASC 606 requires us to provide expanded disclosures related to our contracts with customers but did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the periods presented.

For license fee revenues, we applied and may continue to apply significant judgment to our KHK Agreement.  We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. The KHK agreement also includes variable consideration. We assess variable consideration at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price.  For development milestones related to the KHK Agreement, the Company does not take a substantive role or control the research, development or commercialization of any products generated by KHK. Therefore, the Company is not able to reasonably estimate when, if at all, any development milestone payments may be payable to the Company. As such, the development milestone payments associated with the KHK Agreement involve a substantial degree of uncertainty and risk that they may never be received. Sales-based milestones and royalties will be recognized as royalty revenue in the period the related sale occurred.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
Revenue:
License fees	$379	$305	$74	24%
Total revenues	379	305	74	24%
Operating expenses:
Research and development	15,339	9,552	5,787	61%
General and administrative	4,791	3,930	861	22%
Total operating expenses	20,130	13,482	6,648	49%
Loss from operations	(19,751)	(13,177)	6,574	50%
Other income (expense):
Interest income, net	475	259	216	83%
Other expense	(122)	(53)	(69)	130%
Total other income	353	206	147	71%
Net loss	(19,398)	$(12,971)	$6,427	50%

License Fees

For the three months ended March 31, 2018 and 2017, we recognized license fees of $0.4 million and $0.3 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended March 31, 2018, our total research and development expenses increased $5.8 million, or 61%, to $15.3 million from $9.6 million for the comparable quarter in the prior year due to an increase in development activities of $2.8 million, professional fees of $1.7 million and increased employee compensation expense of $1.3 million. The increase in development activities was primarily due to increases in spending related the increased CMC costs for SNDX-6352, development of the Menin program partially offset by completion of Phase 1 clinical pharmacology trials and decrease in E2112 costs. The increase in employee compensation costs was primarily due to increased headcount. We expect our research and development expenses for the foreseeable future to increase as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
External research and development expenses	$11,713	$7,264	$4,449	61%
Internal research and development expenses	3,626	2,288	1,338	58%
Total research and development expenses	$15,339	$9,552	$5,787	61%

General and Administrative

For the three months March 31, 2018, our total general and administrative expenses increased $0.9 million, or 22%, to $4.8 million from $3.9 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase professional fees of $0.7 million as well as increase in legal fees of $0.2 million. The increase in professional fees was primarily due to pre-commercialization activities. The increase in legal fees is primarily due to increase in patent related legal expenses.

Interest Income, Net

For the three months ended March 31, 2018, interest income, net, increased $216,000 from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments and an increase in our cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and short-term investments totaling $113.2 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses. In May 2017, we completed a follow-on public offering whereby we sold 3,950,190 shares of our common stock at a price of $13.25 per share, resulting in total net proceeds of $48.7 million, net of underwriting discounts and commissions and offering expenses. In

October 2017, we issued to BVF 2,021,018 shares of our common stock at a price of $12.37 per share. Net proceeds after deducting expenses were approximately $24.9 million.

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. No shares of common stock were sold in the three months ended March 31, 2018. As of March 31, 2018, $48.2 million of common stock remained available for sale under the ATM program.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2018, we had an accumulated deficit of $384.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(19,870)	$(12,668)
Net cash provided by investing activities	12,644	11,014
Net cash provided by financing activities	33	117
Net decrease in cash, cash equivalents and restricted cash	$(7,193)	$(1,537)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $19.9 million and primarily consisted of our net loss of $19.4 million adjusted for non-cash items, including stock-based compensation of $1.4 million and a net decrease in operating assets and liabilities of $1.8 million. The increase in our net loss was primarily due to the increase in our development activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.6 million and a decrease in deferred revenue of $0.4 million partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2017 was $12.7 million and primarily consisted of our net loss of $12.9 million adjusted for non-cash items including stock-based compensation of $1.4 million and a net decrease in operating assets and liabilities of $1.1 million. The increase in our net loss was primarily due to the increase in our development activities. The significant items in the increase in operating assets and liabilities included an increase in prepaid expenses and other assets of $1.1 million and a decrease in deferred revenue of $0.3 million partially offset by an increase in accounts payable of $0.4 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $12.6 million and was primarily due to the $24.5 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $11.7 million of available-for-sale marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2017 was $11.0 million and was primarily due to the $25.1 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $14.1 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 of $33,000 was primarily due to purchases pursuant to our 2015 Employee Stock Purchase Plan. Net cash provided by financing activities for the three months ended March 31, 2017 of $0.1 million was primarily due to proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 8, 2018.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash equivalents of $28.0 million, consisting of overnight investments and interest-bearing money market funds and short-term investments of $85.2 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2018, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Risks Related to Our Business and Industry

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The trial will measure two primary endpoints of progression free survival, or PFS, and overall survival. We expect to receive the final PFS analysis from ECOG-ACRIN in the third quarter of 2018 and final overall survival analysis in 2020. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA based on this data in 2018. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to receive the final PFS analysis from this trial in the third quarter of 2018. However, to date, ECOG-ACRIN’s enrollment of patients in this trial has been slower than expected. Our product development costs could increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events which may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

•	whether we are able to complete IND enabling studies for one of the Menin Assets and file a subsequent IND with the FDA;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;
•	the prevalence and severity of adverse side effects in any of our clinical trials;
•

the ability to demonstrate safety and efficacy of our product candidates for their proposed indications and the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

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

Our strategy of combining entinostat with immune checkpoint inhibitors has undergone limited clinical testing and we may fail to show that the combination is safe and well tolerated and demonstrates additional clinical benefit from the combination.

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to immune checkpoint inhibitors and assess both the safety and efficacy of the combination of entinostat plus a checkpoint inhibitor. However, we have not yet sufficiently demonstrated the safety or the benefit of this combination in humans and we may be unable to establish a clinically meaningful benefit for patient without added toxicity.

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

We are dependent on Merck, Genentech, Merck KGaA, Pfizer and AstraZeneca and any future collaborators to perform satisfactorily under our agreements.

Under the agreements with Merck, Genentech, Merck KGaA, Pfizer and AstraZeneca and any future collaborations, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Merck has the right to terminate the Merck agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts or spend additional money to complete the clinical trial. The occurrence of any of these events could adversely affect the commercialization of entinostat and materially harm our business.

If we are unable to enter into additional clinical collaborations with developers of immune checkpoint inhibitors or other combination therapies to explore the same or additional indications, the commercial potential of entinostat and SNDX-6352 could be limited. Such collaborations are complex, and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a clinical collaboration will depend, among other things, upon our respective assessments of the other party’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the potential market for the combination therapy, the costs and complexities of manufacturing and delivering the potential product to patients, the potential of competing products, and industry and market conditions generally.

The actions of KHK, Eddingpharm Investment Company Limited and any other current or future sublicensees could adversely affect our business.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell SNDX-6352. In July 2016, we entered into the UCB license agreement pursuant to which we obtained a worldwide, sublicenseable, exclusive license to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we are dependent on UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. For example, under the UCB license agreement, UCB has transferred to us certain data and materials, provided limited technical assistance and certain transitional services, and is manufacturing and supplying us with quantities of SNDX-6352, which we expect will assist us with the development, manufacture and commercialization of SNDX-6352. If UCB fails to supply us with sufficient quantities of SNDX-6352 to complete all planned Phase 1 and Phase 2 studies, our efforts to develop and commercialize SNDX-6352 may be delayed or may fail. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell SNDX-6352 may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of SNDX-6352, and materially harm our business.

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

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, Verzenio, and other therapies currently in Phase 3 clinical development such as taselisib and alpelisib.

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

Alternatively, we may rely on third parties to launch and market our product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable legal or regulatory requirements, the FDA or another governmental agency could take enforcement action that could jeopardize their ability and our ability to market our product candidates.

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

For the three months ended March 31, 2018, we reported a net loss of $19.4 million; and as of March 31, 2018, we had an accumulated deficit of $384.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be unable to pursue development and commercialization efforts, which will harm our business, operating results and prospects.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through December 31, 2017 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We did not experience ownership changes since August 21, 2015 but we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ‘166 patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. The ‘166 patent expires in 2029. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application seeks to add three inventors not originally listed on the ‘166 patent. The reissue application does not seek to amend the claims issued in the ‘166 patent. On April 28, 2015, the USPTO re-issued the ‘166 patent as U.S. patent RE45,499. RE45,499 reissued with the same claims originally issued in the ‘166 patent and the list of inventors on RE45,499 now lists the additional three inventors that were not included on the ‘166 patent. The ‘166 patent has now been surrendered in favor of RE45,499. RE45,499 has the same term as the initial term of the ‘166 patent, which expires in August 2029. After expiry of RE39,754, which occurred in September 2017, a competitor may develop a competing polymorphic form other than based on polymorph B, which could compete with polymorph B.

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

If we breach the license agreement related to the Menin Assets or if the license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of the Menin Assets.

Our commercial success depends upon our ability to develop, manufacture, market and sell one or more of the Menin Assets. Subject to the achievement of certain milestone events, we may be required to pay Vitae, a subsidiary of Allergan, up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan license agreement. In the event that we or any of our affiliates or sublicensees commercializes any of the Menin Assets, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan.

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

In addition, for some of our in-licensed patents and patent applications, we do not have access to every patent assignments or employee agreements demonstrating that all inventors have assigned their rights to the inventions or related patents. As a result, we may be subject to claims of ownership by such inventors.

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

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the ways that they conceal access to systems. Many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding employees or clinical trial patients, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. Any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events resulting in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect. Any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program. As of March 31, 2018, $48.2 million of common stock remained available for sale under the at-the-market offering program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts continue coverage of us, the trading price for our stock could be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our trials or operating results fail to meet the expectations of analysts, our stock price will likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 50.3% of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” as defined in the JOBS Act and may avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

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

We currently take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an “emerging growth company.” For example, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Our independent registered public accounting firm is not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the Securities and Exchange Commission, or SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of March 31, 2018, we have used approximately $15.0 million of the proceeds from the IPO and as such, the balance of the net proceeds is included as cash, cash equivalents and short-term investments.

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

10.1†	Amendment #3 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated March 27, 2018.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 9, 2018

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)