Form 10-Q
period 2018-06-30
Syndax Pharmaceuticals Inc
filed 2018-08-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 6, 2018, there were 23,355,013 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•

the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer;

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$32,204	$35,168
Restricted cash	101	106
Short-term investments	66,181	94,806
Prepaid expenses and other current assets	6,210	3,362
Total current assets	104,696	133,442
Long-term investments	—	3,246
Property and equipment, net	415	267
Other assets	259	231
Total assets	$105,370	$137,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,297	$2,232
Accrued expenses and other current liabilities	12,484	11,993
Current portion of deferred revenue	1,517	1,573
Total current liabilities	19,298	15,798
Long-term liabilities:
Deferred revenue, less current portion	15,409	16,759
Other long-term liabilities	311	310
Total long-term liabilities	15,720	17,069
Total liabilities	35,018	32,867
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,705,794 and 24,390,033 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	473,686	470,571
Accumulated other comprehensive loss	(89)	(143)
Accumulated deficit	(403,247)	(366,111)
Total stockholders’ equity	70,352	104,319
Total liabilities and stockholders’ equity	$105,370	$137,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
License fees	$379	$305	$758	$610
Total revenues	379	305	758	610
Operating expenses:
Research and development	14,851	9,862	30,190	19,414
General and administrative	4,479	4,285	9,270	8,215
Total operating expenses	19,330	14,147	39,460	27,629
Loss from operations	(18,951)	(13,842)	(38,702)	(27,019)
Other income (expense):
Interest income, net	459	290	934	549
Other income (expense)	104	(87)	(17)	(140)
Total other income (expense)	563	203	917	409
Net loss	$(18,388)	$(13,639)	$(37,785)	$(26,610)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	$129	$38	$54	$(20)
Comprehensive loss	$(18,259)	$(13,601)	$(37,731)	$(26,630)
Net loss attributable to common stockholders	$(18,388)	$(13,639)	$(37,785)	$(26,610)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(0.70)	$(1.54)	$(1.41)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	24,705,441	19,497,581	24,592,483	18,868,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,785)	$(26,610)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(137)	79
Stock-based compensation	2,992	2,825
Other	(2)	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,847)	(1,082)
Accounts payable	3,067	800
Deferred revenue	(758)	(610)
Accrued expenses and other liabilities	451	122
Net cash used in operating activities	(35,019)	(24,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173)	—
Purchases of short-term investments	(34,149)	(87,989)
Proceeds from sales and maturities of short-term investments	66,250	62,447
Net cash provided by (used in) investing activities	31,928	(25,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow-on public stock offering, net	—	48,836
Proceeds from stock option exercises	26	269
Proceeds from Employee Stock Purchase Plan	97	—
Other	(1)	(1)
Net cash provided by financing activities	122	49,104
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,969)	(906)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	35,389	24,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$32,420	$23,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$41
Issuance costs included in accounts payable and accrued expenses	$32	$161
Vesting of restricted stock	$—	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“we”, “us”, “our”, or the “Company”) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We were incorporated in Delaware in 2005. We base our operations in Waltham, Massachusetts and we operate in one segment.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, and the results of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company is in the process of evaluating the effect of the new guidance on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on January 1, 2018, and it did not have a material impact on its condensed consolidated balance sheet, condensed statement of comprehensive loss or condensed statement of cash flows. As part of the adoption of this guidance, the Company adopted a policy to account for the effects of a modification unless certain exclusions are met.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018, utilizing the retrospective transition method and it did not have a material impact on its condensed statement of cash flows. As part of the adoption of this guidance, the Company included restricted cash with cash and cash equivalents in the condensed statement of cash flows for both first quarter of 2018 and 2017. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2018 and December 31, 2017, as shown above:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$32,204	$35,168
Restricted cash included in current and noncurrent assets	216	221
Cash, cash equivalents and restricted cash	$32,420	$35,389

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The standard will be effective for the Company on January 1, 2019. The Company is currently assessing the impact of the standard, including optional practical expedients that the Company may elect upon adoption and is progressing with an implementation plan. The implementation plan includes identifying the Company’s lease population, updating the Company’s lease database and identifying changes to processes and controls. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Impact of New Revenue Guidance on Financial Statement Line Items

Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The following tables show the impact on the reported condensed consolidated balance sheet for the six months ended June 30, 2018, and the statement of income for the three and six months ended June 30, 2018, for pro-forma amounts had the previous guidance been in effect (in thousands):

Financial Statement Line Item *	Increase (Decrease)
Condensed Consolidated Statement of Income	Three months ended June 30, 2018	Six months ended June 30, 2018
License fee	(14)	(28)
Net loss	(14)	(28)
Comprehensive loss	(14)	(28)

Condensed Consolidated Balance Sheet **		June 30, 2018
Current portion of deferred revenue		(56)
Deferred revenue, less current portion		(565)
Accumulated deficit		621

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of June 30, 2018. Deferred revenue related to the KHK License Agreement was $16.9 million as of June 30, 2018 and will be recognized over the remainder of the contract term. The Company recognized license fees revenue of $0.4 million during the three months ended June 30, 2018 that were included in the deferred revenue balance as of January 1, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(18,388)	$(13,639)	$(37,785)	$(26,610)
Net loss attributable to common stockholders—basic and diluted	$(18,388)	$(13,639)	$(37,785)	$(26,610)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(0.70)	$(1.54)	$(1.41)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	24,705,441	19,497,581	24,592,483	18,868,089

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2018	2017
Options to purchase common stock	4,232,590	3,281,644
Common stock warrant	—	357,840
Employee Stock Purchase Plan	15,804	—

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of June 30, 2018, the Company’s aggregate payment obligations under this agreement were approximately $24.3 million; and its remaining payment obligations are approximately $11.9 million over an estimated period of approximately four years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Assets:
Cash and cash equivalents	$32,204	$27,458	$4,746	$—
Short-term investments	66,181	—	66,181	—
Total assets	$98,385	$27,458	$70,927	$—
December 31, 2017
Assets:
Cash and cash equivalents	$35,168	$24,972	$10,196	$—
Short-term investments	94,806	—	94,806	—
Long-term investments	3,246	—	3,246	—
Total assets	$133,220	$24,972	$108,248	$—

Cash equivalents of $27.5 million and $25.0 million as of June 30, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $4.7 million and $10.2 million as of June 30, 2018 and December 31, 2017, respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $66.2 million and $94.8 million as of June 30, 2018 and December 31, 2017, respectively, and long-term investments of $3.2 million as of December 31, 2017 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2018, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2018 and 2017. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2018
Commercial paper	$28,817	$5	$(4)	$28,818
Corporate bonds	42,199	—	(90)	$42,109
	$71,016	$5	$(94)	$70,927
December 31, 2017
Commercial paper	$36,567	$—	$(40)	$36,527
Corporate bonds	71,824	—	(103)	71,721
	$108,391	$—	$(143)	$108,248

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Short-term deposits	$1,405	$1,286
Prepaid clinical supplies	2,194	220
Interest receivable on investments	252	377
Reimbursable costs	1,635	1,029
Prepaid insurance	439	192
Other	285	258
Total prepaid expenses and other current assets	$6,210	$3,362

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued professional fees	$776	$265
Accrued compensation and related costs	1,794	2,393
Accrued clinical costs	9,749	9,177
Other	165	158
Total prepaid expenses and other current assets	$12,484	$11,993

10. Stock-Based Compensation

In January 2018, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 975,601 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2018, the total number of shares of common stock available for issuance under the 2015 Plan was 1,443,394. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$516	$347	$968	$630
General and administrative	1,054	1,101	2,024	2,195
Total	$1,570	$1,448	$2,992	$2,825

Compensation expense by type of award in the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Stock options	$1,540	$1,448	$2,934	$2,825
Employee Stock Purchase Plan	30	—	58	—
Total	$1,570	$1,448	$2,992	$2,825

During the three and six months ended June 30, 2018, the Company granted 158,400 and 973,400 stock options to certain executives and employees. The grant date fair value of these options was $6.3 million, or $6.43 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of three to four years.

There were 7,850 options exercised during the three and six months ended June 30, 2018, resulting in total proceeds of $26,000. The intrinsic value of the options exercised was $91,000. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of June 30, 2018, there was $11.9 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.6 years. Stock compensation costs have not been capitalized by the Company.

11. Employee Stock Purchase Plan

In January 2018, the number of shares of common stock available for issuance under the ESPP, was increased by 243,900 shares as a result of the automatic increase provision of the ESPP. As of June 30, 2018, the total number of shares of common stock available for issuance under the ESPP was 667,441. The first offering period commenced on August 1, 2017 and the first purchase took place on January 31, 2018. The Company issued 8,696 shares during the first six months of 2018.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. The compensation expense related to the ESPP for the three and six months ended June 30, 2018 was approximately $30,000 and $58,000, respectively. There was no compensation expense related to the ESPP recorded in the three and six months ended June 30, 2017.

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the six months ended June 30, 2018:

	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	8,696	—	—	—	—	—
Stock-based compensation expense	—	—	2,992	—	—	2,992
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Proceeds from exercise stock options	7,850	—	26	—	—	26
Unrealized gains on short-term investments	—	—	—	54	—	54
Employee withholdings ESPP	—	—	97	—	—	97
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Retirement of common stock in exchange for common stock warrant[1]	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock[1]	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(37,785)	(37,785)
Balance as of June 30, 2018	22,705,794	$2	$473,686	$(89)	$(403,247)	$70,352

1On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares. The Company recorded the issuance of the warrant shares and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the warrant shares at an exercise price per share equal to $0.0001 per share and the warrant shares expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder's ownership of the Company's common stock would exceed 9.99 percent following such exercise.

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. In the third quarter of 2018, through August 6, 2018, the Company sold 633,231 shares of common stock under the at-the-market (ATM) program for net proceeds of $4.4 million. As of August 6, 2018, we have $43.6 million of common stock available for sale under the ATM program.

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

15. Subsequent Events

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2018 and 2017, we reported a net loss of $37.8 million and $26.6 million, respectively. As of June 30, 2018, we had an accumulated deficit of $403.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $98.4 million.

Clinical Developments

•

The Phase 3 registration trial of entinostat plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer, E2112, is 98% enrolled as of the end of July. ECOG-ACRIN Cancer Research Group, the trial sponsor, had notified us that the Data Safety Monitoring Committee (DSMC) completed the final progression free survival (PFS) analysis in November 2017. The trial is proceeding as planned, and we continue to anticipate that enrollment will be complete in the third quarter of 2018, at which time the result of the PFS analysis will be released to us. In addition, interim overall survival (OS) analyses are scheduled to occur every May and November. Two interim OS analyses have already occurred, with the next analysis expected this November.

•

We presented data from a subset of PD-(L)1 refractory non-small cell lung cancer (NSCLC) patients enrolled in the expanded Phase 2 ENCORE 601 cohort (n = 57) at the American Society of Clinical Oncology (ASCO) Annual Meeting in June. Updated data from all patients (n = 76) enrolled in this cohort will be presented at the World Conference on Lung Cancer Meeting in Toronto next month, including updated results from our biomarker analyses. We expect to communicate our development plans for entinostat in this indication in the fourth quarter.

•

We presented data from a subset of PD-1 refractory melanoma patients enrolled in the expanded Phase 2 ENCORE 601 cohort (n = 34) at the ASCO Annual Meeting in June. Updated results from the full cohort (n = 55) are expected by the end of this year, at which time we will make a decision on registration plans for entinostat in this indication.

•

Enrollment in the expanded stage 1 ENCORE 601 cohort of patients with microsatellite stable colorectal cancer (MSS-CRC, n = 37) is expected to complete in the third quarter. A decision on whether to continue to the second stage of this cohort is expected in the first half of 2019.

•

Target enrollment in both the Phase 2 portion of ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech's PD-L1 inhibitor, atezolizumab (TECENTRIQ®), in patients with triple negative breast cancer, and the Phase 2 portion of ENCORE 603, evaluating entinostat in combination with Pfizer/Merck KGaA’s PD-L1 inhibitor, avelumab (BAVENCIO®), in patients with ovarian cancer, is complete. Topline results from each study are anticipated in the first half of 2019.

•	ENCORE 606, the Phase 1b/2 trial evaluating entinostat in combination with NKTR-214, Nektar’s CD122-biased agonist, is expected to begin enrolling patients in the first half of 2019.
•

Dosing of patients with solid tumors in the Phase 1/1b trial evaluating the safety of SNDX-6352 continues as planned. Testing of SNDX-6352 in combination with durvalumab (IMFINZI®), AstraZeneca’s human monoclonal antibody directed against PD-L1, was recently initiated, and dosing of patients with SNDX-6352 as a monotherapy is ongoing. We anticipate identifying the recommended Phase 2 dose and schedule for SNDX-6352 monotherapy and in combination with durvalumab in the first half of 2019.

•

We expect to commence enrollment in a Phase 1 dose escalation trial of SNDX-6352 in patients with cGVHD by the end of the year. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule. Initial results are anticipated in the second half of 2019.

•	Development of our portfolio of Menin-Mixed Lineage Leukemia (MLLr) inhibitors is ongoing. We continue to expect clinical trials to initiate in the first half of 2019.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and six months ended June 30, 2018 and 2017 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through June 30, 2018, we have incurred $181.8 million in research and development expenses.

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The provisions of ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASC 606 requires us to provide expanded disclosures related to our contracts with customers but did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the periods presented.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
Revenue:
License fees	$379	$305	$74	24%
Total revenues	379	305	74	24%
Operating expenses:
Research and development	14,851	9,862	4,989	51%
General and administrative	4,479	4,285	194	5%
Total operating expenses	19,330	14,147	5,183	37%
Loss from operations	(18,951)	(13,842)	5,109	37%
Other income (expense):
Interest income, net	459	290	169	58%
Other income (expense)	104	(87)	191	-220%
Total other income	563	203	360	177%
Net loss	(18,388)	$(13,639)	$4,749	35%

License Fees

For the three months ended June 30, 2018 and 2017, we recognized license fees of $0.4 million and $0.3 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended June 30, 2018, our total research and development expenses increased $5.0 million, or 51%, to $14.9 million from $9.9 million for the comparable quarter in the prior year due to an increase in development activities of $2.8 million, professional fees of $0.7 million and increased employee compensation expense of $1.4 million. The increase in development activities was primarily due to increases in spending related to manufacturing costs for SNDX-6352, development of the Menin program and increased activities in 602 ENCORE trial partially offset by completion of Phase 1 clinical pharmacology trials and decrease in E2112 costs. The increase in professional fees was primarily due to the increase in New Drug Application (NDA) preparation activities. The increase in employee compensation costs was primarily due to increased headcount. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
External research and development expenses	$10,702	$7,173	$3,529	49%
Internal research and development expenses	4,149	2,689	1,460	54%
Total research and development expenses	$14,851	$9,862	$4,989	51%

General and Administrative

For the three months ended June 30, 2018, our total general and administrative expenses increased $0.2 million, or 5%, to $4.5 million from $4.3 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees of $0.2 million. The increase in professional fees was primarily due to pre-commercialization activities. The increase in legal fees is primarily due to increase in patent related legal expenses.

Interest Income, Net

For the three months ended June 30, 2018, interest income, net, increased $0.2 million from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Comparison of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
Revenue:
License fees	$758	$610	$148	24%
Total revenues	758	610	148	24%
Operating expenses:
Research and development	30,190	19,414	10,776	56%
General and administrative	9,270	8,215	1,055	13%
Total operating expenses	39,460	27,629	11,831	43%
Loss from operations	(38,702)	(27,019)	11,683	43%
Other income (expense):
Interest income, net	934	549	385	70%
Other expense	(17)	(140)	123	-88%
Total other income	917	409	508	124%
Net loss	(37,785)	$(26,610)	$11,175	42%

License Fees

For the six months ended June 30, 2018 and 2017, we recognized license fees of $0.8 million and $0.6 million, respectively, derived from the KHK license agreement.

Research and Development

For the six months ended June 30, 2018, our total research and development expenses increased $10.8 million, or 56%, to $30.2 million from $19.4 million for the comparable period in the prior year due to increases in development expenses of $5.6 million, employee compensation expense of $2.6 million, professional fees of $2.4 million and facility costs of $0.1 million. The increase in development expenses was primarily due to increases in spending related the increased manufacturing costs for SNDX-6352, development of the Menin program and increased activities in ENCORE 602 and ENCORE 603 partially offset by completion of Phase 1 clinical pharmacology trials and decrease in E2112 costs. The increase in employee compensation costs was primarily due to increased headcount. The increase in professional fees was primarily due to the increase in New Drug Application (NDA) preparation activities. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
External research and development expenses	$22,415	$14,437	$7,978	55%
Internal research and development expenses	7,775	4,977	2,798	56%
Total research and development expenses	$30,190	$19,414	$10,776	56%

General and Administrative

For the six months ended June 30, 2018, our total general and administrative expenses increased $1.1 million, or 13%, to $9.3 million, from $8.2 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increases in legal expenses and professional fees of $1.0 million. The increase in professional fees was primarily due to pre-commercialization activities. The increase in legal fees is primarily due to increase in patent related legal expenses.

Interest Income, Net

For the six months ended June 30, 2018, interest income, net, increased $0.4 million from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and short-term investments totaling $98.4 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. No shares of common stock were sold during the six months ended June 30, 2018. As of June 30, 2018, $48.2 million of common stock remained available for sale under the ATM program. In the third quarter of 2018, up to August 6, 2018, we have sold an additional 633,231 shares of our common stock with net proceeds of approximately $4.4 million. As of August 6, 2018, we have $43.6 million of common stock available for sale under the ATM program.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2018, we had an accumulated deficit of $403.2 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(35,019)	$(24,468)
Net cash provided by (used in) investing activities	31,928	(25,542)
Net cash provided by financing activities	122	49,104
Net decrease in cash, cash equivalents and restricted cash	$(2,969)	$(906)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $35.0 million and primarily consisted of our net loss of $37.8 million adjusted for non-cash items, including stock-based compensation of $3.0 million, net decrease in operating assets and liabilities of $0.1 million and a net decrease in investment amortization of $0.1 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.8 million and a decrease in deferred revenue of $0.8 million partially offset by an increase in accounts payable, accrued expenses and other liabilities of $3.5 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 was $31.9 million and was primarily due to the $66.3 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $34.1 million of available-for-sale marketable securities and purchase of equipment.

Net cash used in investing activities for the six months ended June 30, 2017 was $25.5 million and was primarily due to the $62.4 million of proceeds from the maturities of available-for-sale securities offset by the purchase of $88.0 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 of $0.1 million was primarily due to purchases pursuant to our 2015 Employee Stock Purchase Plan.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $32.2 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short term corporate bonds and short-term investments of $66.2 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2018, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The trial is measuring two primary endpoints of progression-free survival, or PFS, and overall survival. We expect to receive the final PFS analysis from ECOG-ACRIN in the third quarter of 2018 and final overall survival analysis no later than 2020. If the Phase 3 clinical trial meets the PFS endpoint and the interim analysis of overall survival demonstrates a favorable trend, we expect to submit an NDA within 4 to 6 months of receipt of the data. However, if the trial does not meet the PFS endpoint, we will not be able to submit an NDA unless and until we receive data demonstrating that the primary endpoint for overall survival has been achieved. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, with the emergence of the new therapies such as Verzenio, Kisqali and Ibrance, patients enrolled in the Phase 3 clinical trial may be different than those enrolled in our previous Phase 2b clinical trial in that they may have received a CDK 4/6 inhibitor prior to our trial and therefore may respond differently to treatment with entinostat. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

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

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to receive the final PFS analysis from this trial in the third quarter of 2018. Our product development costs could increase if we experience delays in clinical testing. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

The protocol for the pivotal Phase 3 trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer was reviewed and agreed upon by the FDA under a SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. Further, obtaining clinical trial data meeting the clinical endpoints in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

A breakthrough therapy designation by the FDA for entinostat may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that entinostat will receive marketing approval.

We have received breakthrough therapy designation from the FDA for entinostat when used in combination with exemestane based on the overall survival results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Phase 2b trial showed statistically significant improvements in PFS, the primary endpoint, and overall survival, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, if results from the Phase 3 clinical trial do not confirm the improvements in PFS or overall survival observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

Entinostat, SNDX-6352 and the Menin Assets are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

timely commencement and completion of the Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq, Bavencio® (avelumab) and NKTR-214 and the Phase 1/1b clinical trial of SNDX-6352 as monotherapy in combination with durvalumab;

•

timely completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of the ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

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

We are dependent on Merck, Genentech, Merck KGaA, Pfizer, AstraZeneca, Nektar and any future collaborators to perform satisfactorily under our agreements.

Under the agreements with Merck, Genentech, Merck KGaA, Pfizer, AstraZeneca, Nektar and any future collaborations, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion and, for example, Merck has the right to terminate the Merck agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts or spend additional money to complete the clinical trial. The occurrence of any of these events could adversely affect the commercialization of entinostat and materially harm our business.

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

We are not developing entinostat as a monotherapy. A shortage in the supply of exemestane, Keytruda, Tecentriq, Bavencio, NKTR-214 or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of exemestane, Keytruda, Tecentriq, Bavencio, NKTR-214 or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer and the Phase 1b/2 clinical trials in NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer, and TNBC, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring exemestane.

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

The pharmacologic treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer and TNBC patients has included chemotherapies and therapies targeting specific gene mutations. Over the past few years, immune checkpoint inhibitors have been approved for NSCLC and melanoma and are under investigation for ovarian cancer, TNBC and microsatellite stable colorectal cancer. Currently there are few approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with either Keytruda, Tecentriq or Bavencio were approved for the treatment of NSCLC, melanoma, microsatellite stable colorectal cancer, ovarian cancer or TNBC, it would face competition from standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, Verzenio, and other therapies currently in Phase 3 clinical development such as alpelisib.

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

For the six months ended June 30, 2018, we reported a net loss of $37.8 million; and as of June 30, 2018, we had an accumulated deficit of $403.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

The portfolio that we licensed from UCB includes patent applications with pending claims directed to the composition of matter of SNDX-6352 (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of SNDX-6352. There is no guarantee that any patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover SNDX-6352 or methods of using SNDX-6352. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that a patent, if any, granted based on the currently pending applications would expire in 2034. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are actually granted.

The portfolio that we licensed from Vitae Pharmaceuticals, a subsidiary of Allergan, includes patent applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any patents will be granted based on the pending applications that we licensed from Allergan or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from Allergan, we expect that a patent, if any, granted based on the currently pending applications would expire in 2036. The actual term of any patents granted based on the pending applications that we licensed from Allergan can only be determined after such patents are actually granted.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market (“ATM”) offering program. As of June 30, 2018, $48.2 million of common stock remained available for sale under the at-the-market offering program. In the third quarter of 2018, through August 6, 2018, we sold 633,231 shares of common stock under the ATM program for net proceeds of $4.4 million. As of August 6, 2018, we have $43.6 million of common stock available for sale under the ATM program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 54.8% of our outstanding voting stock and options and warrants to acquire stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of June 30, 2018, we have used approximately $29.9 million of the proceeds from the IPO and as such, the balance of the net proceeds is included as cash, cash equivalents and short-term investments.

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

10.1†	Amendment #4 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated May 29, 2018.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: August 8, 2018

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)