Form 10-Q
period 2018-09-30
Syndax Pharmaceuticals Inc
filed 2018-11-05
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 2, 2018, there were 24,835,951 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•	the timing of the progress and receipt of data from the Phase 1 clinical trials of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer and cancer-related indications;
•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	the potential use of entinostat to treat additional tumor types;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients; and
•	developments relating to our competitors and our industry.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,705	$35,168
Restricted cash	101	106
Short-term investments	62,894	94,806
Prepaid expenses and other current assets	6,146	3,362
Total current assets	95,846	133,442
Long-term investments	—	3,246
Property and equipment, net	396	267
Other assets	225	231
Total assets	$96,467	$137,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,180	$2,232
Accrued expenses and other current liabilities	12,319	11,993
Current portion of deferred revenue	1,517	1,573
Total current liabilities	17,016	15,798
Long-term liabilities:
Deferred revenue, less current portion	15,029	16,759
Other long-term liabilities	148	310
Total long-term liabilities	15,177	17,069
Total liabilities	32,193	32,867
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,051,364 and 24,390,033 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	484,893	470,571
Accumulated other comprehensive loss	(35)	(143)
Accumulated deficit	(420,586)	(366,111)
Total stockholders’ equity	64,274	104,319
Total liabilities and stockholders’ equity	$96,467	$137,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
License fees	$379	$305	$1,138	$915
Total revenues	379	305	1,138	915
Operating expenses:
Research and development	14,095	12,188	44,286	31,603
General and administrative	4,125	3,563	13,395	11,777
Total operating expenses	18,220	15,751	57,681	43,380
Loss from operations	(17,841)	(15,446)	(56,543)	(42,465)
Other income (expense):
Interest income, net	488	411	1,422	959
Other income (expense)	15	(53)	(3)	(193)
Total other income (expense)	503	358	1,419	766
Net loss	$(17,338)	$(15,088)	$(55,124)	$(41,699)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	$54	$(8)	$108	$(28)
Comprehensive loss	$(17,284)	$(15,096)	$(55,016)	$(41,727)
Net loss attributable to common stockholders	$(17,338)	$(15,088)	$(55,124)	$(41,699)
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.68)	$(2.21)	$(2.08)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	25,471,587	22,239,996	24,888,738	20,004,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,124)	$(41,699)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(282)	233
Stock-based compensation	4,729	4,170
Other	(1)	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,784)	(248)
Accounts payable	948	(206)
Deferred revenue	(1,138)	(915)
Accrued expenses and other liabilities	164	4,008
Net cash used in operating activities	(53,488)	(34,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173)	(42)
Purchases of short-term investments	(60,141)	(113,012)
Proceeds from sales and maturities of short-term investments	95,750	94,432
Net cash provided by (used in) investing activities	35,436	(18,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow-on public stock offering, net	—	48,674
Proceeds from issuance of common stock in at-the-market stock offering, net	9,438	1,121
Proceeds from stock option exercises	26	276
Proceeds from Employee Stock Purchase Plan	129	39
Other	(9)	(2)
Net cash provided by financing activities	9,584	50,108
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,468)	(3,163)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	35,389	24,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$26,921	$20,947
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$42
Vesting of restricted stock	$—	$59

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“we,” “us,” “our” or the “Company”) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We were incorporated in Delaware in 2005. We base our operations in Waltham, Massachusetts and we operate in one segment.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018.

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

Revenue Recognition

The Company adopted Accounting Standards Codification Rule 606 Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017.  As of January 1, 2018, the Company had only one contract within the scope of ASC 606, a license agreement with Kyowa Hakko Kirin Co., Ltd. (“KHK”), under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea (the “KHK License Agreement”). The KHK License Agreement is discussed further in Footnote 6.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018, utilizing the retrospective transition method and it did not have a material impact on its condensed statement of cash flows. As part of the adoption of this guidance, the Company included restricted cash with cash and cash equivalents in the condensed statement of cash flows for the periods ending September 30, 2018 and 2017. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2018 and December 31, 2017, as shown above:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$26,705	$35,168
Restricted cash included in current and noncurrent assets	216	221
Cash, cash equivalents and restricted cash	$26,921	$35,389

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

Impact of New Revenue Guidance on Financial Statement Line Items

Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The following tables show the impact on the reported condensed consolidated balance sheet for the nine months ended September 30, 2018, and the statement of income for the three and nine months ended September 30, 2018, for pro-forma amounts had the previous guidance been in effect (in thousands):

Financial Statement Line Item *	Increase (Decrease)
Condensed Consolidated Statement of Income	Three months ended September 30, 2018	Nine months ended September 30, 2018
License fee	(14)	(42)
Net loss	(14)	(42)
Comprehensive loss	(14)	(42)

Condensed Consolidated Balance Sheet **		September 30, 2018
Current portion of deferred revenue		(56)
Deferred revenue, less current portion		(551)
Accumulated deficit		607

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of September 30, 2018. Deferred revenue related to the KHK License Agreement was $16.5 million as of September 30, 2018 and will be recognized over the remainder of the contract term. The Company recognized license fees revenue of $0.4 million during the three months ended September 30, 2018 that was included in the deferred revenue balance as of January 1, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(17,338)	$(15,088)	$(55,124)	$(41,699)
Net loss attributable to common stockholders—basic and diluted	$(17,338)	$(15,088)	$(55,124)	$(41,699)
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.68)	$(2.21)	$(2.08)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	25,471,587	22,239,996	24,888,738	20,004,409

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2018	2017
Options to purchase common stock	4,272,646	3,286,936
Common stock warrant	—	357,840
Employee Stock Purchase Plan	29,736	11,321

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million has been recorded as research and development expense in the condensed consolidated statement of comprehensive loss.

Kyowa Hakko Kirin Co., Ltd.

On December 19, 2014 (the “Effective Date”), the Company entered into the KHK License Agreement, under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea. Under the terms of the KHK License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KHK access to know-how and regulatory information the Company may develop over the life of the entinostat patent. Lastly, to the extent additional intellectual property is developed during the term of the agreement, KHK will receive the right to the intellectual property when and if available. KHK will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KHK paid the Company $25.0 million upfront, which included a $7.5 million equity investment and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KHK will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. The term of the agreement commenced on the Effective Date and, unless earlier terminated in accordance with the terms of the agreement, will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

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

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of September 30, 2018, the Company’s aggregate payment obligations under this agreement were approximately $24.3 million; and its remaining payment obligations are approximately $10.2 million over an estimated period of approximately three years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted	Significant
		Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Assets:
Cash and cash equivalents	$26,705	$25,706	$999	$—
Short-term investments	62,894	—	62,894	—
Total assets	$89,599	$25,706	$63,893	$—
December 31, 2017
Assets:
Cash and cash equivalents	$35,168	$24,972	$10,196	$—
Short-term investments	94,806	—	94,806	—
Long-term investments	3,246	—	3,246	—
Total assets	$133,220	$24,972	$108,248	$—

Cash of $25.7 million and $25.0 million as of September 30, 2018 and December 31, 2017, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.0 million and $10.2 million as of September 30, 2018 and December 31, 2017, respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $62.9 million and $94.8 million as of September 30, 2018 and December 31, 2017, respectively, and long-term investments of $3.2 million as of December 31, 2017 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2018, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2018 and 2017. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2018
Commercial paper	$31,725	$2	$(12)	$31,715
Corporate bonds	32,203	1	(26)	$32,178
	$63,928	$3	$(38)	$63,893
December 31, 2017
Commercial paper	$36,567	$—	$(40)	$36,527
Corporate bonds	71,824	—	(103)	71,721
	$108,391	$—	$(143)	$108,248

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Short-term deposits	$1,925	$1,286
Prepaid clinical supplies	2,106	220
Interest receivable on investments	254	377
Reimbursable costs	1,142	1,029
Prepaid insurance	379	192
Other	340	258
Total prepaid expenses and other current assets	$6,146	$3,362

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued professional fees	$624	$265
Accrued compensation and related costs	2,321	2,393
Accrued clinical costs	9,043	9,177
Other	331	158
Total accrued expenses and other current liabilities	$12,319	$11,993

10. Stock-Based Compensation

In January 2018, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 975,601 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2018, the total number of shares of common stock available for issuance under the 2015 Plan was 1,403,338. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$472	$355	$1,440	$985
General and administrative	1,265	991	3,289	3,185
Total	$1,737	$1,346	$4,729	$4,170

Compensation expense by type of award in the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Stock options	$1,701	$1,329	$4,635	$4,153
Employee Stock Purchase Plan	36	17	94	17
Total	$1,737	$1,346	$4,729	$4,170

During the three and nine months ended September 30, 2018, the Company granted 76,000 and 1,049,400 stock options to certain executives and employees. The grant date fair value of the options granted in the nine months ended September 30, 2018, was $6.5 million, or $6.17 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

No options were exercised in the three months ended September 30, 2018 and 7,850 options exercised during the nine months ended September 30, 2018, resulting in total proceeds of $26,000. The intrinsic value of the options exercised was $91,000. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of September 30, 2018, there was $10.3 million of unrecognized compensation cost related to employee and non-employee unvested stock options and unvested restricted stock share-based compensation arrangements granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.5 years. Stock compensation costs have not been capitalized by the Company.

11. Employee Stock Purchase Plan

In January 2018, the number of shares of common stock available for issuance under the ESPP, was increased by 243,900 shares as a result of the automatic increase provision of the ESPP. As of September 30, 2018, the total number of shares of common stock available for issuance under the ESPP was 651,453. The Company issued 24,684 shares during the first nine months of 2018.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three and nine months ended September 30, 2018 was approximately $36,000 and $94,000, respectively. The compensation expense related to the ESPP recorded in the three and nine months ended September 30, 2017 was approximately $17,000.

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the nine months ended September 30, 2018:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	24,684	—	—	—	—	—
Proceeds from 'At-the-market' offering, net	1,329,582	—	9,438	—	—	9,438
Stock-based compensation expense	—	—	4,729	—	—	4,729
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Proceeds from exercise stock options	7,850	—	26	—	—	26
Unrealized gains on short-term investments	—	—	—	108	—	108
Employee withholdings ESPP	—	—	129	—	—	129
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Retirement of common stock in exchange for common stock warrant[1]	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock[1]	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(55,124)	(55,124)
Balance as of September 30, 2018	24,051,364	$2	$484,893	$(35)	$(420,586)	$64,274

[1]

On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares. The Company recorded the issuance of the warrants and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the warrant shares at an exercise price per share equal to $0.0001 per share and the warrant shares expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder's ownership of the Company's common stock would exceed 9.99 percent following such exercise.

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. In the third quarter of 2018, the Company sold 1,329,582 shares of common stock under the ATM program for net proceeds of $9.4 million. In the fourth quarter of 2018, through November 2, 2018, the Company sold 784,587 shares of common stock under the ATM program for net proceeds of $6.1 million. As of November 2, 2018, we have $32.1 million of common stock available for sale under the ATM program.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $55.1 million and $41.7 million, respectively. As of September 30, 2018, we had an accumulated deficit of $420.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $89.6 million.

Clinical Developments

Entinostat

•

At the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer (WCLC) in September, we presented data from the full cohort of PD-(L)1 refractory non-small cell lung cancer (NSCLC) patients enrolled in the ENCORE 601 trial of entinostat in combination with Keytruda. The data continued to support the prior observation of enhanced clinical benefit in a subpopulation of patients with elevated baseline levels of peripheral classical blood monocytes. In October, we announced plans to commence a focused, biomarker-driven, randomized registration trial comparing the entinostat-pembrolizumab combination to standard of care chemotherapy in patients whose disease has progressed after both platinum-based chemotherapy and PD-1 antagonist therapy. The trial will seek to validate peripheral classical monocytes as a marker of response to the combination and to determine whether the combination can improve progression free survival (PFS) over standard of care chemotherapy in the high monocyte population. We anticipate beginning the trial in the first half of 2019.

•

In October, we announced that enrollment in E2112 has concluded, the Phase 3 registration trial of entinostat plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer, with a total of 608 patients enrolled. ECOG-ACRIN and NCI informed us that the trial did not meet the statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. Following the most recent interim overall survival (OS) analysis conducted by the trial’s Data Safety Monitoring Committee, ECOG-ACRIN also informed us that the trial is continuing as planned, with the next interim analysis for the OS primary endpoint scheduled for the second quarter of 2019. Additional interim analyses will be conducted every six months until either an OS benefit is observed, or the final target number of events occur. E2112 was designed, and obtained Breakthrough Therapy Designation for this indication, based on positive Phase 2b OS results. Any positive OS assessment would enable us to file for full regulatory approval.

•	We will make a decision later this year on next steps for entinostat in combination with Keytruda in melanoma patients whose disease has progressed following PD-1 therapy.
•

Enrollment in the expanded stage 1 ENCORE 601 cohort of patients with microsatellite stable colorectal cancer (MSS-CRC, n = 37) is now complete. A decision on whether to continue to the second stage of this cohort is expected in the first quarter of 2019.

•

Target enrollment is complete in both the Phase 2 portion of ENCORE 602, the Phase 1b/2 clinical trial evaluating the combination of entinostat plus Genentech's PD-(L)1 inhibitor, Tecentriq, in patients with triple negative breast cancer, and the Phase 2 portion of ENCORE 603, evaluating entinostat in combination with Pfizer/Merck KGaA's PD-(L)1 inhibitor, Bavencio, in patients with ovarian cancer. Topline results for ENCORE 603 are expected in the first quarter of 2019, with topline results from ENCORE 602 to follow in the second quarter of 2019.

•

ENCORE 606, the Phase 1b/2 trial evaluating entinostat in combination with NKTR-214, Nektar's CD122-biased agonist, is expected to begin enrolling patients with melanoma whose disease has progressed after PD-1 antagonist therapy in the second quarter of 2019.

SNDX-6352

•

Enrollment has recently been initiated in the Phase 1 dose escalation trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD). The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule. Initial results are anticipated in the second half of 2019.

•

A Phase 1/1b dose escalation study evaluating the safety of SNDX-6352 remains ongoing with patients continuing to receive doses of SNDX-6352 alone or in combination with Imfinzi, AstraZeneca's human monoclonal antibody directed against PD-L1. We anticipate identifying the recommended Phase 2 dose and schedule for SNDX-6352 monotherapy and in combination with durvalumab in the second quarter of 2019.

Menin-MLLr Inhibitor Portfolio

•

Development of our portfolio of Menin-Mixed Lineage Leukemia (MLLr) inhibitors is ongoing, and we have selected a lead compound, SNDX-5613, to continue through IND-enabling studies. We expect to file an IND with the FDA and initiate a Phase 1 clinical trial in patients with a defined subset of acute leukemias in the second quarter of 2019.

•	Our Menin-MLLr program will be featured in two presentations at the upcoming 60th American Society of Hematology Annual Meeting & Exposition being held December 1-4, 2018 in San Diego.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and nine months ended September 30, 2018 and 2017 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through September 30, 2018, we have incurred $195.9 million in research and development expenses.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
Revenue:
License fees	$379	$305	$74	24%
Total revenues	379	305	74	24%
Operating expenses:
Research and development	14,095	12,188	1,907	16%
General and administrative	4,125	3,563	562	16%
Total operating expenses	18,220	15,751	2,469	16%
Loss from operations	(17,841)	(15,446)	2,395	16%
Other income (expense):
Interest income, net	488	411	77	19%
Other income (expense)	15	(53)	68	-128%
Total other income	503	358	145	41%
Net loss	(17,338)	$(15,088)	$2,250	15%

License Fees

For the three months ended September 30, 2018 and 2017, we recognized license fees of $0.4 million and $0.3 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended September 30, 2018, our total research and development expenses increased $1.9 million, or 16%, to $14.1 million from $12.2 million for the comparable quarter in the prior year due to an increase in development activities of $0.8 million and increased employee compensation expense of $1.2 million. The increase in development activities was primarily due to increases in spending related to the development of the Menin program and increased activities in 602 ENCORE trial partially offset by completion of Phase 1 clinical pharmacology trials and decrease in E2112 costs. The increase in employee compensation costs was primarily due to increased headcount. We expect R&D expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
External research and development expenses	$10,156	$10,408	$(252)	-2%
Internal research and development expenses	3,939	1,780	2,159	121%
Total research and development expenses	$14,095	$12,188	$1,907	16%

General and Administrative

For the three months ended September 30, 2018, our total general and administrative expenses increased $0.6 million, or 16%, to $4.1 million from $3.6 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase employee related expenses of $0.3 million and in professional and legal fees of $0.2 million. The increase in professional fees was primarily due to pre-commercialization activities. The increase in legal fees is primarily due to an increase in patent related legal expenses.

Interest Income, Net

For the three months ended September 30, 2018, interest income, net, increased $0.1 million from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Comparison of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
Revenue:
License fees	$1,138	$915	$223	24%
Total revenues	1,138	915	223	24%
Operating expenses:
Research and development	44,286	31,603	12,683	40%
General and administrative	13,395	11,777	1,618	14%
Total operating expenses	57,681	43,380	14,301	33%
Loss from operations	(56,543)	(42,465)	14,078	33%
Other income (expense):
Interest income, net	1,422	959	463	48%
Other expense	(3)	(193)	190	-98%
Total other income	1,419	766	653	85%
Net loss	(55,124)	$(41,699)	$13,425	32%

License Fees

For the nine months ended September 30, 2018 and 2017, we recognized license fees of $1.1 million and $0.9 million, respectively, derived from the KHK license agreement.

Research and Development

For the nine months ended September 30, 2018, our total research and development expenses increased $12.7 million, or 40%, to $44.3 million from $31.6 million for the comparable period in the prior year due to increases in development expenses of $6.2 million, employee compensation expense of $3.9 million, professional fees of $2.4 million and facility costs of $0.3 million. The increase in development expenses was primarily due to increases in spending related the increased manufacturing costs for SNDX-6352, development of the Menin program and increased activities in ENCORE 602 and ENCORE 603 partially offset by completion of Phase 1 clinical pharmacology trials and decrease in E2112 costs. The increase in employee compensation costs was primarily due to increased headcount. The increase in professional fees was primarily due to the increase in New Drug Application (NDA) preparation activities and medical communication. We expect R&D expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
	(In thousands)
External research and development expenses	$32,571	$24,846	$7,725	31%
Internal research and development expenses	11,715	6,757	4,958	73%
Total research and development expenses	$44,286	$31,603	$12,683	40%

General and Administrative

For the nine months ended September 30, 2018, our total general and administrative expenses increased $1.6 million, or 14%, to $13.4 million, from $11.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increases in legal expenses and professional fees of $1.2 million and employee related expenses of $0.4 million. The increase in professional fees was primarily due to pre-commercialization activities. The increase in legal fees is primarily due to an increase in patent related legal expenses.

Interest Income, Net

For the nine months ended September 30, 2018, interest income, net, increased $0.5 million from the comparable period in the prior year. The increase was primarily due to increased yield on our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short-term investments totaling $89.6 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. During the nine months ended September 30, 2018, the Company sold 1,329,582 shares of common stock, with net proceeds of $9.4 million. As of September 30, 2018, $38.4 million of common stock remained available for sale under the ATM program. In the fourth quarter of 2018, up to November 2, 2018, we have sold an additional 784,587 shares of our common stock with net proceeds of approximately $6.1 million. As of November 2, 2018, we have $32.1 million of common stock available for sale under the ATM program.

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

•	market acceptance of our drug candidates;
•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;
•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;
•	the cost of establishing sales, marketing and distribution capabilities for our drug candidates if either candidate receives regulatory approval and we determine to commercialize it ourselves;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the effect of competing technological and market developments; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, to meet our requirements as a public company.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2018, we had an accumulated deficit of $420.6 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(53,488)	$(34,649)
Net cash provided by (used in) investing activities	35,436	(18,622)
Net cash provided by financing activities	9,584	50,108
Net decrease in cash, cash equivalents and restricted cash	$(8,468)	$(3,163)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $53.5 million and primarily consisted of our net loss of $55.1 million adjusted for non-cash items, including stock-based compensation of $4.7 million, net decrease in operating assets and liabilities of $2.8 million and a net decrease in investment amortization of $0.3 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.8 million and a decrease in deferred revenue of $1.1 million partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was $35.4 million and was primarily due to the $95.8 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $60.1 million of available-for-sale marketable securities and purchase of equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was $18.6 million and was primarily due to the $94.4 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $113.0 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $9.6 million was primarily due to proceeds from sales of shares of common stock under our at-the-market offering, net of discounts and commissions of $9.4 million and purchases pursuant to our 2015 Employee Stock Purchase Plan of $0.1 million.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $26.7 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds and short-term investments of $62.9 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2018, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The trial is measuring two primary endpoints of progression-free survival, or PFS, and overall survival. We received the final PFS analysis from ECOG-ACRIN in October 2018 and we expect to receive the final overall survival analysis no later than the end of 2020. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. In accordance with the trial protocol, ECOG-ACRIN is confidentially holding the findings from the PFS analysis until reporting final overall survival results.  We will not be able to submit an NDA unless and until we receive data demonstrating that the trial has achieved the primary endpoint for overall survival. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial is not likely to be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to receive the final overall survival analysis no later than the end of 2020. Our product development costs could increase if we experience delays in the overall number of survival events. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

•

unexpectedly high rate of patients withdrawing consent or being lost to follow-up, including patients that withdraw or are lost to follow-up following our announcement in October 2018 that the trial did not achieve the statistical hurdle for the first primary endpoint of improving PFS;

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

The protocol for the pivotal Phase 3 trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer was reviewed and agreed upon by the FDA under a SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. Further, obtaining clinical trial data meeting the overall survival endpoint in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and overall survival results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

A breakthrough therapy designation by the FDA for entinostat may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that entinostat will receive marketing approval.

We received breakthrough therapy designation from the FDA for entinostat when used in combination with exemestane based on the overall survival results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Phase 2b trial showed statistically significant improvements in PFS, the primary endpoint, and overall survival, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, our Phase 3 trial in HR+, HER2- breast cancer patients failed to achieve one of its primary endpoints of improving PFS. We expect to receive final analysis on the second primary endpoint, overall survival, no later than the end of 2020. If the results do not confirm the improvement in overall survival observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

Entinostat, SNDX-6352 and the Menin Assets are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

timely commencement and completion of the Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq, Bavencio® (avelumab) and NKTR-214 and the Phase 1/1b clinical trials of SNDX-6352 as a monotherapy and in combination with durvalumab;

•

timely completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which has been significantly slower than we anticipated and will depend substantially upon the satisfactory performance of the ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. However, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish sufficient efficacy to warrant regulatory submission and approval.

We may be unable to transfer, qualify and validate an assay for determining peripheral monocyte levels in our forthcoming NSCLC registration trial.

In October 2018, we announced that we are proceeding with a registration trial in NSCLC patients whose disease has progressed after both platinum-based combination chemotherapy and a PD1 antagonist therapy. We designed the trial to both validate a classical monocyte biomarker and demonstrate that the combination therapy of entinostat plus Keytruda is superior to standard of care chemotherapy in a high monocyte population. This trial will require testing patients for levels of circulating classical monocytes prior to treatment before assigning them to the appropriate arm of the trial. The assay that our academic collaborators have used to determine circulating levels of classical monocytes has not been developed or validated to the qualifications that the FDA may require for patient selection. We are working to measure circulating levels of cells, including monocytes, but we may not be able to successfully transfer, qualify and validate an assay for determining peripheral monocyte levels that will be acceptable to the FDA.

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

For the nine months ended September 30, 2018, we reported a net loss of $55.1 million; and as of September 30, 2018, we had an accumulated deficit of $420.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market (“ATM”) offering program. As of September 30, 2018, $38.4 million of common stock remained available for sale under the at-the-market offering program. In the fourth quarter of 2018, through November 2, 2018, we sold 784,587 shares of common stock under the ATM program for net proceeds of $6.1 million. As of November 2, 2018, we have $32.1 million of common stock available for sale under the ATM program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 48.0% of our outstanding voting stock and options and warrants to acquire stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On March 8, 2016, we completed our IPO and sold 4,400,000 shares of common stock at the initial public offering price of $12.00 per share. On March 11, 2016, we sold an additional 409,475 shares of our common stock at the initial public offering price of $12.00 per share as a result of the partial exercise by the underwriters of their option purchase additional shares of common stock. We received net proceeds from the IPO of approximately $50.5 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-208861), which was declared effective by the SEC on March 2, 2016. Morgan Stanley and Citigroup acted as joint book-running managers for the offering, and JMP Securities and Oppenheimer & Co. acted as co-managers for the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 3, 2016, pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of September 30, 2018, we have used approximately $48.1 million of the proceeds from the IPO and as such, the balance of the net proceeds is included as cash, cash equivalents and short-term investments.

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

4.2

Form of Warrant to purchase Common Stock issued pursuant to the Exchange Agreement between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P., dated June 18, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: November 5, 2018

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)