Form 10-K
period 2018-12-31
Syndax Pharmaceuticals Inc
filed 2019-03-07
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $118.0 million, based on the closing price of the registrant’s common stock on June 30, 2018. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 6, 2019, there were 25,000,740 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

the timing of the progress and receipt of data from the Phase 1b/2 clinical trials of entinostat in hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer;

•	the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced HR+, HER2- breast cancer;
•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;
•	the timing of the progress and receipt of data from the Phase 1b clinical trial of SNDX-6352 in chronic Graft Versus Host Disease (cGVHD);
•	the timing of the filing of our Investigational New Drug application of SNDX-5613 and the potential use of SNDX-5613 to treat acute leukemias;
•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Hakko Kirin Co., Ltd., UCB Biopharma Sprl and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients; and
•	developments relating to our competitors and our industry.

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our lead product candidate, entinostat is a once-weekly, oral, small molecule, Class I HDAC inhibitor currently being evaluated in a Phase 3 clinical trial in combination with exemestane for advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer, an indication for which it has been granted breakthrough therapy designation by the FDA. Entinostat has been shown to block the function of immune suppressive cells in the tumor microenvironment, and is being evaluated in combination with several approved PD-1/PD-L1 antagonists, including in Phase 1b/2 clinical trials combining entinostat with Keytruda® (pembrolizumab) from Merck & Co., Inc. for non-small cell lung cancer and melanoma; and with Tecentriq® (atezolizumab) from Genentech, Inc., a member of the Roche Group, for advanced HR+, HER2- breast cancer.

Our second clinical-stage product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. In many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive tumor-associated macrophages, or TAMs, and enable an immune response against tumors. We expect topline results and a recommended Phase 2 dose, or RP2D, and schedule from the Phase 1/1b trial of SNDX-6352, alone or in combination with Imfinzi® (durvalumab), from AstraZeneca plc, in the second quarter of 2019.  We are also expecting topline results and a RP2D and schedule from the Phase 1 trial of SNDX-6352 in patients with chronic graft versus host disease, or cGVHD, in the fourth quarter of 2019.

In the third quarter of 2018, development of our portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the mixed lineage leukemia, or MLL, protein led to our selection of a lead compound, SNDX-5613, to continue through IND-enabling studies. We are developing SNDX-5613 as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) mixed lineage leukemia-rearranged, or MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1, characterized by a somatic mutation in the NPM1 gene, or NPM1c. We expect to file an IND with the FDA in the second quarter of 2019 and initiate a Phase 1 clinical trial in leukemia patients having relapsed or refractory MLLr or NPM1c AML soon after.

We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to opportunistically license, acquire and develop additional cancer therapies to expand our pipeline.

Our Strategy

We are developing entinostat, SNDX-6352 and SNDX-5613 for use in multiple cancer and potentially other indications in combination with complementary therapeutic drugs and potentially as single agents. Key elements of our strategy include:

•

Develop and obtain regulatory approval for entinostat in combination with hormone therapy in advanced HR+, HER2- breast cancer. Based on the positive results from our Phase 2b clinical trial, we received breakthrough therapy designation from the FDA for entinostat in combination with exemestane in advanced HR+ breast cancer. We believe that the submission of the overall survival, or OS, results of the Phase 3 clinical trial, if successful, would be sufficient for regulatory approval of entinostat in the United States.

•

Develop SNDX-5613 for the treatment of MLL-r driven malignancies. We believe that SNDX-5613 has the potential to treat at least two genetically defined acute leukemias: (i) MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) NPM1c AML, characterized by a somatic mutation in the NPM1 gene. We conducted preclinical studies in 2018 and plan to file an IND in the second quarter of 2019.

•

Establish entinostat as the combination therapy of choice with immune checkpoint inhibitors, initially PD-1 and PD-L1 inhibitors, by conducting clinical trials in patients where we believe the response to PD-1 or PD-L1 inhibitors can be improved. To that end, we have entered into non-exclusive collaborations with Merck, Genentech, and Merck KGaA and Pfizer. We are currently prioritizing our resources ahead of the Phase 3 clinical trial OS readout, at which time we will make a determination on next steps for the immuno-oncology combination program.

•

Develop SNDX-6352 as monotherapy and in combination in one or more tumor types. We are currently looking to establish a recommended phase 2 dose for use of SNDX-6352 as a monotherapy or combination agent in solid tumors. We are also conducting a Phase 1 trial of SNDX-6352 as a monotherapy in patients with cGVHD.

•

Leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline. We acquired the exclusive rights to SNDX-6352 in 2016 and to SNDX-5613 in 2017. We intend to continue leveraging the collective talent within our organization and network of advisors to guide our pipeline expansion and development plans.

Our Pipeline

Entinostat

Entinostat is our oral, small molecule product candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. The favorable safety profile of entinostat has been demonstrated in clinical trials in more than 1,200 cancer patients. The long half-life of entinostat allows for continuous exposure to therapy potentially resulting in positive efficacy benefits without corresponding cytotoxic effects. Another benefit of entinostat’s long half-life is the potential to minimize the frequency of dosing and reduce the severity and frequency of adverse events. Based on entinostat’s ability to reverse hormone resistance, alter cancer stem cells, and modulate immunosensitivity, we believe entinostat may have broad applications in tumor types which have become resistant to hormone and/or immunotherapy.

Entinostat has also been shown to enhance the immune system’s ability to identify and target tumor cells. It is now widely accepted that many tumors have the ability to evade the immune system either through direct cellular interactions and recruitment of immuno-suppressive cells to the area surrounding the tumor, or through parallel evasion-mechanisms focused on the interaction between the T cell with other immune cells found within the surrounding tumor microenvironment. Entinostat has been observed to decrease the population of immuno-suppressive cells known as myeloid-derived suppressor cells, or MDSCs, and regulatory T cells, or Tregs, which localize in the area surrounding the tumor and block T cells from killing cancer cells, while sparing the cytotoxic T cells. Through blocking the immuno-suppressive effects of MDSCs and Tregs, we believe entinostat has the potential to be used synergistically with therapies such as immune checkpoint inhibitors, resulting in the increased ability of the T cells to attack the tumor.

Entinostat in Advanced HR+ Breast Cancer

We are evaluating entinostat in an ongoing Phase 3 clinical trial testing exemestane in combination with entinostat versus exemestane in combination with placebo in patients with advanced HR+, HER2- breast cancer. ECOG-ACRIN Cancer Research Group, or ECOG-ACRIN, is conducting this clinical trial under sponsorship and funding support from the National Cancer Institute, or NCI. The Phase 3 clinical trial was designed to determine whether the addition of entinostat to exemestane improves progression-free survival, or PFS, OS, or both in patients who have previously progressed after treatment with standard-of-care hormonal agents.

To confirm the PFS and OS benefits observed in the Phase 2b clinical trial, we collaborated with ECOG-ACRIN to develop and conduct the Phase 3 clinical trial, E2112. ECOG-ACRIN is conducting the trial under sponsorship and funding support from the NCI. We are providing financial and operational support for the Phase 3 clinical trial under a Cooperative Research and Development Agreement, or CRADA, with the NCI and a separate agreement with ECOG-ACRIN. The trial is a randomized, double-blind, placebo-controlled trial of entinostat in combination with exemestane compared to exemestane and a placebo. The protocol for the Phase 3 clinical trial was reviewed and agreed upon by the FDA under a Special Protocol Assessment, or SPA, agreement with the NCI in January 2014.

Syndax, the NCI and ECOG-ACRIN designed the trial to evaluate whether the addition of entinostat to exemestane improves PFS, OS or both PFS and OS in patients with advanced HR+, HER2- breast cancer who have previously progressed after treatment with standard of care hormonal agents such as NSAIs or Faslodex. In November 2017, ECOG-ACRIN notified us that the Data Safety Monitoring Committee, or DSMC, completed the final PFS analysis and the first interim analysis for OS. The results of this analysis are held confidentially by the ECOG-ACRIN study statistician and the DSMC until the trial completed enrollment.

In October 2018, we announced that enrollment in E2112 concluded, with a total of 608 patients enrolled. ECOG-ACRIN and NCI conducted the primary analysis of PFS after 247 PFS events occurred among the initial 360 patients enrolled and informed us that the trial did not meet the high statistical hurdle for the first primary endpoint of improving PFS. Although a positive result on PFS would have provided the earliest regulatory filing opportunity, it does not impact the potential for the trial to achieve the OS endpoint. Following the most recent interim OS analysis also conducted by the trial’s DSMC in October 2018, ECOG-ACRIN informed us that the trial is continuing as planned, with the next interim analysis for the OS primary endpoint scheduled for the second quarter of 2019.

The DSMC will conduct additional interim analyses every six months until either it observes an OS benefit, or the final target number of events occur. E2112 was designed, and obtained breakthrough therapy designation for this indication, based on positive Phase 2b OS results. Any positive OS assessment would enable us to file for full regulatory approval.

Entinostat in Immuno-Oncology

Entinostat is currently being studied in clinical trials across a broad range of solid tumors, including breast, non-small cell lung cancer, or NSCLC, melanoma, ovarian and microsatellite stable colorectal carcinoma, or MSS-CRC.

We are working in collaboration with Merck to study the combination of entinostat with Merck’s immune checkpoint inhibitor, Keytruda, in a Phase 1b/2 clinical trial (ENCORE 601) of up to approximately 202 patients with NSCLC, melanoma or MSS-CRC. The primary objective of the Phase 1b portion of the trial was to determine the dose-limiting toxicities, or DLT, maximum tolerated dose, or MTD, and the RP2D of entinostat given in combination with Keytruda, which we confirmed as weekly oral doses of 5 mg. The Phase 1b portion of the clinical trial also characterized the effect of the combination therapy on numerous biomarkers, including expression of PD-1 and PD-L1, the number and function of different types of T cells and the number of MDSCs. We are assessing these biomarkers both in peripheral blood and in serial tumor biopsies. We announced safety data, data from the Phase 1b portion and initiated patient enrollment in the Phase 2 portion in 2016.

The Phase 2 portion employs a two-stage design in which a defined minimum number of responders must be seen in the first stage for the cohort to advance to full enrollment in the second stage. The first stage of the Phase 2 portion of the trial was designed to evaluate the results from these first cohorts and make an informed decision around expanding and progressing any, all or none of the cohorts into the next stage of the trial only after attaining a certain pre-specified and meaningful level of objective response in each cohort. We have completed enrollment of the first stage of the Phase 2 portion for all four cohorts.

In the first half of 2017, both the PD-L1 pretreated melanoma and PD-L1 pretreated NSCLC cohorts of ENCORE 601 met the pre-specified objective response threshold and progressed to the second stage of the trial.  The melanoma cohort completed enrollment after the addition of 42 patients for a total of 55 patients enrolled. We shared data in the second quarter of 2018 at the American Society of Clinical Oncology annual meeting, showing that a total of six confirmed partial responses and three unconfirmed partial responses were observed in the 34 evaluable patients at the time of the data cut-off.

Similarly, the cohort enrolling PD-L1 pretreated NSCLC patients enrolled an additional 39 patients in the second stage of the trial.  Enrollment completed with a total of 70 patients in this arm and we presented the full clinical data set in the third quarter of 2018 at the World Conference on Lung Cancer. At the time of data cut-off, there were seven confirmed partial responses among the overall population of 72 efficacy-evaluable patients, for a ten percent objective response rate, a median duration of response of 5.3 months, and a median PFS of 2.8 months. In October 2018, we announced plans to commence a focused, biomarker-driven, randomized registration trial in NSCLC comparing the entinostat-Keytruda combination to standard of care chemotherapy in patients whose disease has progressed after both platinum-based chemotherapy and PD-1 antagonist therapy. We have recently completed a full portfolio prioritization assessment and have determined to place the initiation of this trial on hold until we receive final OS results from E2112.

In the second half of 2017, we announced that the cohort enrolling PD-L1 naïve NSCLC patients also met the established criteria to advance to stage two, however due to the changing landscape in this patient population, we decided to not progress this cohort into the second stage of the Phase 2 trial. The first stage of the Phase 2 portion of the MSS-CRC cohort completed enrollment in the third quarter of 2017 and we completed the expanded enrollment to 37 patients in the third quarter of 2018. Based on the lack of activity observed to date in this indication, we have decided not to advance to the second stage of the study.

We also entered into a collaboration with Genentech to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with Genentech’s immune checkpoint inhibitor, Tecentriq, in a Phase 1b/2 clinical trial, ENCORE 602, of patients with triple-negative breast cancer, or TNBC. The Phase 1b portion established the safety and RP2D of entinostat of in the combination and completed in November 2016. The Phase 2 portion, which opened in December 2016, has PFS as the primary endpoint with response rate, duration of response, time to response and OS as secondary end points. This trial did not meet its primary endpoint of statistically significant improvement in PFS for the combination regimen versus Tecentriq monotherapy. The Phase 2 trial randomized 81 patients to receive 1200 mg Tecentriq every three weeks in combination with either 5 mg of entinostat (n=40) or placebo (n=41) once weekly.

In January 2018, we entered into a second clinical collaboration with Genentech to evaluate the combination of entinostat with Tecentriq in patients with HR+, HER2- metastatic breast cancer in a Phase 1b/2, open-label, multicenter, randomized trial that will enroll patients with metastatic HR+, HER2- breast cancer who have experienced disease progression during or following treatment with a CDK4/6 inhibitor. Genentech is responsible for conducting the trial and has initiated patient enrollment.

We also entered into a collaboration with Ares Trading, S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, and Pfizer Inc. to evaluate the safety, tolerability and preliminary efficacy of entinostat in combination with Bavencio® (avelumab), their monoclonal antibody targeting PD-L1, in a Phase 1b/2 clinical trial, ENCORE 603, of patients with ovarian cancer. The Phase 1b portion established the safety of weekly, oral entinostat in combination with Bavencio. The Phase 2 portion, which began in the third quarter of 2017, is a randomized, double-blind, placebo-controlled trial with PFS as the primary endpoint and response rate, duration of response, time to response and OS as secondary end points. This trial did not meet its primary endpoint of a statistically significant improvement in PFS for the combination regimen compared with Bavencio monotherapy. The Phase 2 trial randomized 126 patients to receive 10 mg/kg Bavencio every two weeks in combination with either 5 mg of entinostat (N=85) or placebo (N=41) once weekly.

We designed these series of immune-oncology trials to test whether entinostat could enhance the activity of PD1 pathway antagonists across a number of immunologic environments. NSCLC and melanoma represent settings where the tumors are infiltrated with T cells, MSS-CRC and TNBC are characterized as excluded where the T cells cannot enter the tumor and organize around the edges of the tumor, and ovarian cancer which is characterized by having an absence of T-cells. The data that we have received thus far from clinical trials of entinostat in immuno-oncology suggests that entinostat has the ability to overcome resistance in PD-1 refractory patients in NSCLC and melanoma, but was not supportive of continued study in MSS-CRC, TNBC and ovarian cancer.  We believe that results to date from our ENCORE program support that entinostat’s beneficial effect is evident in tumors that have been infiltrated with T cells, or inflamed tumors, and not in the other immunologic settings.

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

SNDX-6352

SNDX-6352 is a humanized monoclonal antibody that binds with high affinity to CSF-1R. CSF-1R is expressed on the surface of specific immuno-suppressive cells (e.g., TAMs) known to play a role in the growth, survival, and metastases of cancer. Inhibition of CSF-1R is thought to disrupt the activity of TAMs, resulting in a decrease in the immunosuppressive environment immediately surrounding the tumor, or tumor micro-environment. This mode of action is thought to make CSF-1R inhibitors well suited for use in combination with checkpoint inhibitors, particularly in cancers where there may be limited activity of immune checkpoint inhibitors as monotherapy. We believe that SNDX-6352 has the potential to be used to treat a variety of cancers in combination with entinostat and with other oncology agents, including immune checkpoint inhibitors, radiation, and chemotherapy.

We are developing SNDX-6352 to bind to CSF-1R and block the ability of CSF-1 and IL-34 to bind to and activate CSF-1R signaling. Our near-term focus is to rapidly establish proof of concept that SNDX-6352 can provide meaningful clinical benefit to patients in one or more tumor types when combined with standard of care therapies for a given indication. We intend to conduct clinical trials in patients with tumor types having clear unmet needs (e.g., NSCLC, TNBC, prostate, melanoma, pancreatic, ovarian, bladder) and where we believe that the inhibition of TAMs via CSF-1R inhibition will produce meaningful benefits for patients, such as chronic graft versus host disease.

We commenced SNDX-6352-502, a Phase 1 dose escalation trial, in the third quarter of 2017. In addition to assessing safety at increasing doses of SNDX-6352, this trial will provide information on the concentration of SNDX-6352 and levels of CSF-1, IL-34 and non-classical monocytes in the blood. We are conducting the trial at multiple centers in the United States and expect to complete enrollment in this Phase 1 trial by the end of second quarter of 2019.  We expect to utilize the safety assessment of SNDX-6352 to determine the starting dose for subsequent clinical trials testing multiple doses of SNDX-6352 as a single agent and in combinations.

In early 2018, we expanded SNDX-6352-502 to include a Phase 1b dose escalation study evaluating the safety of SNDX-6352 in combination with Imfinzi, AstraZeneca’s human monoclonal antibody directed against PD-L1. These cohorts will also provide information on pharmacokinetic and pharmacodynamic effects of the combination. We anticipate identifying the RP2D and schedule for SNDX-6352 in combination with Imfinzi in the second quarter of 2019.

In the fourth quarter of 2018, we opened enrollment in SNDX-6352-503, a Phase 1 dose escalation trial of SNDX-6352 in patients with cGVHD. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a RP2D and schedule. We expect to receive initial results in the fourth quarter of 2019.

SNDX-5613

SNDX-5613 is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) MLLr and (ii) NPM1c AML.  Both diseases have a poor prognosis with an unmet need. In preclinical testing, SNDX-5613 has demonstrated complete tumor regression and profound, dose-dependent survival benefit in leukemic models of disease. SNDX-5613 is a targeted therapy that we are developing initially as a treatment for leukemia patients having relapsed or refractory MLLr or NPM1c AML. We anticipate filing an IND in the second quarter of 2019 and initiating the clinical program shortly thereafter.

Market and Competition

Entinostat in Advanced HR+ Breast Cancer

Patients in the United States with advanced HR+ breast cancer are treated with hormone therapies with the goal to prolong OS and to delay treatment with more toxic chemotherapies. Hormone therapies are designed to inhibit estrogen stimulation of advanced HR+ breast cancers. Due to limited efficacy of hormone therapies in the advanced HR+ breast cancer setting, multiple lines of treatment are typically used, with each additional line of hormone therapy resulting in a shorter PFS and lower OS. The cause of resistance is multi-factorial and results in tumor progression independent of estrogen stimulation. In 2016, approximately 34,000 patients with HR+ breast cancer were treated with a hormone therapy as second-line or later treatment in the United States. The median OS for advanced HR+ breast cancer in the second-line setting is approximately two years.

The FDA has approved the use of Afinitor® (everolimus), an inhibitor of mammalian target of rapamycin, for use in combination with exemestane, based on a randomized Phase 3 clinical trial which resulted in a median PFS benefit of 7.8 months for patients receiving Afinitor-exemestane and 3.2 months for patients receiving exemestane alone, but no statistically significant improvement in OS.

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

While the treatment of advanced HR+ breast cancer is evolving given the introduction of multiple combination therapies, we believe physicians will welcome the introduction of a well-tolerated therapy that improves OS, which has not been demonstrated to date for Afinitor or the CDK 4/6 inhibitors in combination with hormone therapy. We believe current data suggests that entinostat could demonstrate a favorable benefit-risk profile and an improvement in OS, and thus may become a preferred treatment option for patients with advanced HR+ breast cancer who have stopped responding to their first line endocrine-based regimen.

Entinostat with Immune Checkpoint Inhibitors in NSCLC, Melanoma

NSCLC

Lung cancer is the leading cause of cancer death among men and women, with more people dying of lung cancer each year than of colon, breast, and prostate cancers combined. According to the American Cancer Society, approximately 80% to 85% of lung cancers are NSCLC; and in 2017, an estimated 222,500 new cases of lung cancer were diagnosed, and an estimated 155,870 people died from lung cancer in the United States. The five-year survival rate for patients with lung cancer generally is 18% and for patients with Stage IV is approximately 5%, indicating a significant need for new therapies that can prolong OS.

Advanced/metastatic NSCLC is a severe disease with a poor prognosis in the majority of patients. Treatment typically included a first-line combination chemotherapy followed by a choice of a second-line therapeutic approach. Most patients receiving first-line chemotherapy will progress within one year of treatment with a median PFS of approximately six to seven months and median OS of approximately 12 to 14 months. In the second-line setting, the median PFS for standard chemotherapy is approximately three to four months and median OS is approximately six to nine months.

However, even as the development of these immune checkpoint inhibitors represent a significant advance for NSCLC patients, most patients may still see their disease progress and the proportion of treated patients with low PD-L1 expression who respond to approved regimens is quite low (approximately 10%). We believe with these disease-progressing patients and low response rates, there is significant room to improve upon the benefit of PD-L1 inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

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

However, even as the development of these immune checkpoint inhibitors represent a significant advance for NSCLC patients, most patients may still see their disease progress and the proportion of treated patients with low PD-L1 expression who respond to approved regimens is quite low (approximately 10%). We believe with these disease-progressing patients and low response rates, there is significant room to improve upon the benefit of PD-L1 inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

Melanoma

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

Melanoma is a particularly immune-responsive tumor, and thus, immunotherapy of melanoma has developed as a dynamic field for clinical research. To date, immunotherapies such as Yervoy® (ipilmumab), Keytruda and Opdivo® (nivolumab), have been approved for the treatment of malignant melanoma patients with unresectable or metastatic disease. However, in this tumor type as well, the immunotherapies represent a significant advance for only a small proportion of patients, leaving significant room to improve upon the benefit of immune checkpoint inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

SNDX-6352 in GVHD

GVHD is a condition that can develop after an allogeneic hematopoietic stem cell transplant, HSCT, whereby donated cells, graft, view the recipient’s, host’s, tissue as foreign and attack.  The chronic form of GVHD, cGVHD, can occur months or years after transplant and is the leading cause of late morbidity and mortality after allogeneic HSCT. U.S. incidence of cGVHD is approximately 5,000 patients, or 30-70% of HSCT recipients.

cGVHD can affect many different organs or tissues, including skin, eyes, lungs, gastrointestinal tract, genitourinary tract and neuromuscular system.  The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunmodulators such as rituximab, IL-2.  Imbruvica® (ibrutinib), a BTK inhibitor, is the only FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients.  Significant unmet need remains for these patients as no agent has demonstrated an improvement in long-term outcomes.

SNDX-5613

Rationale for Targeting MLLr

MLLr leukemias arise by rare, spontaneous translocations at the MLL1 locus (11q23). It is estimated that approximately 10% of AML and ALL harbor this MLL-re-arrangement with a worldwide incidence of approximately 4,000 cases per year. These translocations generate oncogenic fusion proteins with more than 90 different MLL fusions currently known. All MLL fusion proteins bind with high affinity to the chromatin associated protein menin through a conserved N-terminal sequence. This specific interaction with menin enables an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple leukemic xenografts harboring MLL fusions. Inhibiting the menin-MLL1 interaction represents a novel targeted strategy for the treatment of MLLr leukemias.

Rationale for Targeting Nucleophosmin 1 Mutant AML

NPM1 is among the most frequently mutated genes in AML, found in approximately 30% of AML cases for an incidence of approximately 20,000 cases per year.  Mutations in NPM1 lead to the aberrant cytoplasmic localization of the mutants, termed NPM1c. Loss of NPM1c from the nucleus leads to suppression of differentiation and enables a leukemic transcription program that relies critically on the menin-MLL1 complex to drive and maintain the program. As a result, NPM1c harboring cells are sensitive to menin-MLL interaction inhibitors.  In NPM1c cells, inhibition of the menin-MLL interaction suppresses the leukemic transcription program, causing growth arrest, terminal differentiation and cell death. In animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple NPM1c xenografts. Based on these findings, blocking the menin-MLL1 interaction represents a novel targeted strategy for the treatment of NPM1c AML.

Collaborations

Clinical Collaborations in Immuno-Oncology

We have entered into several clinical collaborations in immuno-oncology, as we have further described below.  To the extent that any inventions arise from such a collaboration, each party will solely own inventions relating to its drug alone, and the parties will jointly own any inventions relating to the combination of the two drugs. In most cases, clinical data from the trial will be jointly owned.  In general, either party may terminate the applicable collaboration agreement for the other party’s uncured material breach. In addition, either party may terminate the applicable agreement if it determines that the trial may unreasonably affect patient safety, or if a regulatory authority withdraws the approval to conduct a trial or takes an action that prevent such party from supplying its drug, or if the other party or its employees are sanctioned under certain healthcare-related laws, or if such party decides to discontinue development of its drug.

Merck—MSD International GmbH

In March 2015, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck, under which we will conduct a clinical trial evaluating entinostat in combination with Merck’s drug Keytruda in patients with NSCLC and melanoma. We are the sponsor of the clinical trial. Merck is supplying Keytruda for use in the clinical trial. Neither party will have any obligation to reimburse any costs incurred by the other party, except that a party may be required to reimburse the manufacturing costs of the other party upon certain early termination events.

Genentech

In August 2015, we entered into a combination study collaboration agreement with Genentech under which we will conduct a clinical trial evaluating entinostat in combination with Genentech’s drug Tecentriq in patients with TNBC. We are the sponsor of the clinical trial. Genentech supplied Tecentriq for use in the clinical trial. Each party will perform its obligations under the agreement at its own expense, including its internal costs. In March 2019, we announced that this trial did not meet its primary endpoint of statistically significant improvement in PFS for the combination regimen versus Tecentriq monotherapy.

In January 2018, we entered into a combination study collaboration agreement with Genentech under which Genentech will conduct a clinical trial evaluating entinostat in combination with Genentech’s drug Tecentriq in patients with HR+, HER2-, metastatic breast cancer. Genentech is the sponsor of the clinical trial. We are supplying entinostat for use in the clinical trial. Each party will perform its obligations under the agreement at its own expense, including its internal costs.

Merck KGaA and Pfizer

In December 2015, we entered into a clinical trial collaboration and supply agreement with Merck KGaA and Pfizer under which we will conduct a clinical trial evaluating entinostat in combination with an investigational monoclonal antibody, Bavencio, in patients with ovarian cancer. Bavencio is being developed collaboratively by Merck KGaA and Pfizer, which are together treated as a single party for purposes of this agreement. We are the sponsor of the clinical trial. Merck KGaA and Pfizer supplied Bavencio for use in the clinical trial. In March 2019, we announced that this did not meet its primary endpoint of a statistically significant improvement in PFS for the combination regimen compared with Bavencio monotherapy.

Nektar Therapeutics

In May 2018, we entered into a clinical trial collaboration agreement with Nektar under which we agreed to conduct a clinical trial evaluating entinostat in combination with Nektar’s proprietary IL2-based, CD122-biased agonist known as NKTR-214, in patients with metastatic melanoma. In January 2019, we agreed with Nektar not to advance the proposed clinical trial and the parties terminated the agreement. There were no costs associated with terminating the agreement.

NCI and Investigator Collaborations

Collaborative Research and Development Agreement with the NCI related to Entinostat

Our collaboration with the NCI is governed by a CRADA between us and the NCI. The CRADA was originally signed by Mitsui Pharmaceuticals, Inc., or Mitsui, and was then assigned to Schering AG following Schering AG’s acquisition of Mitsui. In 2007, Schering AG, then known as Bayer Schering Pharma AG), agreed to assign the CRADA to us in connection with the execution of a license, development and commercialization agreement, or the Bayer license agreement, with Bayer.

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

Either party may terminate the CRADA either by mutual consent or unilaterally upon advance written notice to the other party. Absent such early termination, the CRADA will expire on May 21, 2019. As we have in the past, we expect to renew the CRADA at that time.

Clinical Trial Agreement with Eastern Cooperative Oncology Group

In March 2014, we entered into a clinical trial agreement with Eastern Cooperative Oncology Group, a contracting entity for ECOG-ACRIN, which describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the clinical trial agreement, ECOG-ACRIN is performing this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. In January 2015, we amended the agreement to provide for additional patient site reimbursement funds, which will be paid based on milestone-based payments. We will provide a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of time- and milestone-based payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, we are obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, we have entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.1 million. We have agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements. As of December 31, 2018, our aggregate payment obligations under this agreement are approximately $24.5 million; and our remaining obligations under this agreement were $9.6 million over an estimated period of approximately three years.

ECOG-ACRIN owns data and inventions from the Phase 3 clinical trial. We have access to the data generated in the clinical trial, both directly from ECOG-ACRIN under the clinical trial agreement, as well as from the NCI through our agreement with it. Additionally, ECOG-ACRIN has granted us a non-exclusive license to any inventions or discoveries that are derived from entinostat as a result of its use during the clinical trial, along with a first right to negotiate an exclusive license to any of these inventions or discoveries.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of entinostat, SNDX-6352 or SNDX-5613, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of commercial supplies. If entinostat, SNDX-6352 or SNDX-5613 is approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of such product. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2018, our portfolio included one owned U.S. provisional patent applications jointly owned with The Regents of the University of Colorado, five owned pending U.S. non-provisional patent applications, one owned allowed U.S. patent, five granted non-U.S. patents (including one Canadian patent jointly owned with The Regents of the University of Colorado), including a European Patent validated in seven countries, and 65 non-U.S. pending patent applications (including two pending international patent applications under the Patent Cooperation Treaty, or PCT). Also, we have filed national phase applications in the Eurasia Regional Patent Office, Ukraine and Georgia based on our owned PCT application directed to treatment of selected breast cancer patients with a combination of entinostat and exemestane. We have assigned our rights to the application we filed in the Eurasia Regional Patent Office to Domain Russia Investments Limited, or DRI. We have also assigned our rights to the applications we filed in Ukraine and Georgia to NovaMedica LLC, or NovaMedica. We have also filed national phase applications based on our owned PCT application directed to treatment of selected breast cancer patients with the combination of entinostat and exemestane in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, China, India, Australia, Canada, Japan, South Korea, South Africa, Brazil and Mexico. Our owned entinostat patent portfolio includes pending U.S. and ex-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat according to selected dosing regimens, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, methods of treating lung cancer patients by administration of entinostat in combination with an EGFR inhibitor, and treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies. Our owned pending U.S. provisional and PCT applications relate to entinostat and CSF-1 or CSF-1R combination therapies and patient selection for combination therapy comprising entinostat and a second therapeutic agent, respectively. If issued, patents based on our owned pending U.S. applications and non-U.S. filings based on our owned PCT applications would expire between April 2029 and May 2039.

The patent portfolio we licensed from Bayer contains a number of issued U.S. and foreign patents as well as patent applications pending outside the United States. A number of the patents and patent applications we licensed from Bayer are directed to entinostat while other patents and patent applications are directed to compounds other than entinostat. As of December 31, 2018, the portfolio we licensed from Bayer included seven issued U.S. patents, 62 granted non-U.S. patents and 17 patent applications pending in non-U.S. patent offices. For example, the portfolio we licensed from Bayer includes reissue U.S. Patent RE39,754, which covers a genus of benzamide compounds including entinostat or SNDX-275. RE39,754 is a composition of matter patent having an initial term which expired in September 2017.

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

SNDX-6352 Patent Portfolio

We have also in-licensed from UCB a patent portfolio directed to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. As of December 31, 2018, the SNDX-6352 composition-of-matter patent portfolio included one granted U.S. non-provisional patent application, two allowed non-U.S. applications, four granted non-U.S. patents and 33 non-U.S. pending patent applications. If issued, patents based on the in-licensed pending U.S. application and non-U.S. applications covering SNDX-6352 would expire in August 2034. Our in-licensed patent portfolio also includes pending U.S. and non-U.S. patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. If issued, patents based on these pending applications would expire between November 2024 and February 2036. Further, the in-licensed portfolio includes three non-U.S. patents directed to methods of treating solid tumors by administration of an inhibitor of CSF-1R activity. The three patents will expire in October 2020.

Menin Asset Patent Portfolio

We have in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of Allergan, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of Menin with MLL-r.  As of December 31, 2018, the in-licensed portfolio included two pending U.S. applications and 29 non-U.S. pending patent applications (including pending PCT application) covering composition of matter and methods of treating, e.g., MLL. If issued, patents based on the in-licensed applications would expire between December 2036 and September 2037.

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

In connection with the execution of the Bayer license agreement, we paid Bayer an upfront license fee of $2.0 million. We are also obligated to pay up to approximately $50.0 million in the aggregate upon obtaining certain milestones in the development and marketing approval of entinostat, assuming that we pursue at least two different indications for entinostat or any other licensed product.

We are also obligated to pay Bayer up to $100.0 million in aggregate sales milestones, and a tiered single-digit royalty on net sales by us, our affiliates and sublicensees of entinostat and any other licensed products under the Bayer license agreement. We are obligated to pay Bayer these royalties on a country-by-country basis for the life of the relevant licensed patents covering such product or 15 years after the first commercial sale of such product in such country, whichever is longer. We cannot determine the date on which our royalty payment obligations to Bayer would expire because no commercial sales of entinostat have occurred and the last-to-expire relevant patent covering entinostat in a given country may change in the future.

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

License Agreement with Vitae Pharmaceuticals, Inc.

In October 2017, we entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan, or the Allergan License Agreement, under which Allergan granted us an exclusive, sublicenseable, worldwide license to, preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the MLL protein, or the Menin Assets. We made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, we may be required to pay Allergan up to an aggregate of $99 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. We are solely responsible for the development and commercialization of the Menin Assets.

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

Government Regulation and Product Approval

United States Government Regulation

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, and related regulations. Drugs and biologics are also subject to other federal, state and local statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon, among other things, the testing, development, manufacture, quality control, safety, purity, potency, labeling, storage, distribution, record keeping and reporting, approval, import and export, advertising and promotion, and postmarket surveillance of drugs and biologics.

Biopharmaceutical Product Development Process

The process required by the FDA before biopharmaceutical products may be marketed in the United States generally involves the following:

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

•	submission to the FDA of an NDA for a new drug product or a Biologics License Application, or BLA, for biologics;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the application for filing and review;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is produced to assess compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of an NDA or BLA; and
•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the biopharmaceutical product in the United States.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry and formulation, as well as animal studies to assess the potential safety, toxicity profile and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must include developed methods for testing the identity, strength, quality and purity of the finished product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

In order to obtain approval to market a biopharmaceutical product in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies. The application includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP.

After the FDA completes its initial review of an NDA or BLA, it will communicate to the sponsor that the product is approved, or it will issue a complete response letter to communicate that the application will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved.

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

Expedited Review Programs

Among other programs, the FDA may expedite the review of a product candidate designated as a breakthrough therapy, which is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request the FDA to designate a drug as a breakthrough therapy at the time of, or any time after, the submission of an IND application for the drug. If the FDA designates a drug as a breakthrough therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment. The FDA may rescind a breakthrough therapy designation in the future if further clinical development later shows that the criteria for designation are no longer met.

Breakthrough therapy designation does not change the standards for approval, but may expedite the development or review process.

Post-Approval Requirements

If and when approved, any products manufactured or distributed by us or on our behalf will be subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences and submitting annual reports.

Biopharmaceutical manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third-party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality and purity characteristics that it purports to have. The FDA and certain states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including technology capable of tracking and tracing product as it moves through the distribution chain. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, fail to approve any application, shut down manufacturing operations or withdraw approval of an application, or we may recall the product from distribution. Noncompliance with cGMP or other requirements can result in issuance of warning letters, civil and criminal penalties, seizures and injunctive action.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies. Such pressure, along with the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union, will likely put additional downward pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions, governmental laws and regulations related to government healthcare programs, healthcare reform, and pharmaceutical coverage and reimbursement policies.

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

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state laws restrict business practices in the pharmaceutical industry. These laws include anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, amended the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

•

federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The Affordable Care Act provides, and recent government cases against pharmaceutical manufacturers support, the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

•

state law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers, State laws that require manufactures to report pricing information regarding certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, and state laws that govern the privacy and security of health information, which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge, investigation or legal action under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, individual imprisonment, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

To the extent that any of our product candidates receive approval and are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, international data protection laws (including the General Data Protection Directive ((EU) 2016/679) on the protection of individuals with regard to the processing of personal data and on the free movement of such data as well as EU member state implementing legislation), and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, then President Obama signed into law the Affordable Care Act, which substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among the provisions of the Affordable Care Act of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, any of our product candidates that are approved for sale, are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of- sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect such challenges to continue. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost-sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. While some of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 6, 2019, we had 38 full-time employees. Of the full-time employees, 24 were primarily engaged in research and development activities and 13 have an M.D. or Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The NCI designed the trial to measuring two primary endpoints, progression-free survival, or PFS, and overall survival, or OS. We received the final PFS analysis from ECOG-ACRIN in October 2018 and we expect to receive the final OS analysis no later than the end of 2020. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the high statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. In accordance with the trial protocol, ECOG-ACRIN is confidentially holding the findings from the PFS analysis until reporting final OS results.  We will not be able to submit an NDA unless and until we receive data demonstrating that the trial has achieved the primary endpoint for OS. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial may not be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

Despite the results reported in our Phase 2b clinical trial for entinostat in advanced estrogen receptor positive, or ER+, breast cancer, we do not know whether the Phase 3 clinical trial in advanced HR+, HER2- breast cancer will demonstrate adequate efficacy and safety to result in regulatory approval to market entinostat in any particular cancer indications or jurisdiction. Additionally, while we do not expect that there will be overlapping toxicities between entinostat and exemestane, we cannot be certain that we will not observe these toxicities or unexpected adverse drug reactions in the Phase 3 clinical trial.

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

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN or the NCI does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data that ECOG-ACRIN obtains is compromised due to the failure to adhere to GCPs, clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Although the Phase 3 clinical trial is being conducted by ECOG-ACRIN, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on ECOG-ACRIN does not relieve us of our regulatory responsibilities. We are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and foreign regulatory authorities for any product in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with GCP requirements. In addition, we must conduct our trials with products produced under current Good Manufacturing Practices regulations, or cGMP requirements. Failure to comply with any of these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory development process.

If there are delays in completing the Phase 3 clinical trial for entinostat in advanced HR+, HER2- breast cancer, we will be delayed in commercializing entinostat, our development costs may increase and our business may be harmed.

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to receive the final OS analysis no later than the end of 2020. Our product development costs could increase if we experience delays in the overall number of survival events. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

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

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;

•	failure of third parties, such as ECOG-ACRIN or contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;
•	withdrawal of sponsorship of the NCI because of a failure of ECOG-ACRIN to meet certain performance metrics in the clinical trial;
•	delays in the testing, validation, manufacturing and delivery of entinostat to the clinical trial sites;
•	delays caused by patients dropping out of a trial due to side effects or disease progression;
•	unacceptable risk-benefit profile or unforeseen safety issues or adverse drug reactions;
•	failure to demonstrate the efficacy of entinostat in this clinical trial; or
•	changes in government regulations or administrative actions or lack of adequate funding to continue the trials.

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

The protocol for the pivotal Phase 3 trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer was reviewed and agreed upon by the FDA under a SPA agreement with the NCI. The SPA agreement allows for FDA evaluation of whether a clinical trial protocol could form the primary basis of an efficacy claim in support of an NDA. The SPA is an agreement that a Phase 3 clinical trial’s design, clinical endpoints, patient population and statistical analyses are sufficient to support the efficacy claim. Agreement on the SPA is not a guarantee of approval; and there is no assurance that the design of, or data collected from, the trial will be adequate to obtain the requisite regulatory approval. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. Further, obtaining clinical trial data meeting the OS endpoint in satisfaction of the SPA does not guarantee approval. The SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident or other new scientific concerns regarding product safety or efficacy arise. In addition, upon written agreement of both the FDA and the NCI, the SPA may be changed, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA and any resulting trial data. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA, how it will interpret the data and OS results from the pivotal Phase 3 clinical trial, whether the FDA will require that we conduct or complete one or more additional clinical trials to support potential approval or whether entinostat will receive any regulatory approvals. ECOG-ACRIN, with sponsorship and funding support from the NCI, is conducting the pivotal Phase 3 clinical trial, which began enrollment in the second quarter of 2014.

A breakthrough therapy designation by the FDA for entinostat may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that entinostat will receive marketing approval.

We received breakthrough therapy designation from the FDA for entinostat when used in combination with exemestane based on the OS results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Phase 2b trial showed statistically significant improvements in PFS, the primary endpoint, and OS, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, our Phase 3 trial in HR+, HER2- breast cancer patients failed to achieve one of its primary endpoints of improving PFS. We expect to receive final analysis on the second primary endpoint, OS, no later than the end of 2020. If the results do not confirm the improvement in OS observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

Entinostat, SNDX-6352 and SNDX-5613 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

timely commencement and completion of the Phase 1b/2 clinical trials of entinostat in combination with Keytruda, Tecentriq and the Phase 1/1b clinical trials of SNDX-6352 as a monotherapy and in combination with durvalumab;

•

timely completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which has been significantly slower than we anticipated and will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are able to complete IND enabling studies for SNDX-5613 and file an IND with the FDA;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;
•	the prevalence and severity of adverse drug reactions in any of our clinical trials;
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
•

the availability of commercial supplies of therapeutics, including exemestane, Keytruda, Tecentriq and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

•

the availability of commercial supplies of therapeutics, including Imfinzi, and clinical supplies of investigational drugs, to support the development and marketing of the SNDX-6352 therapy as a component of a combination drug regimen for SNDX-6352;

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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD-1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD-1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD-1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. However, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish sufficient efficacy to warrant regulatory submission and approval.

Our strategy for developing SNDX-6352 has undergone limited clinical testing and we may fail to show that this drug is safe, well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as SNDX-6352 may play a meaningful role as a monotherapy agent in the treatment of cGVHD.  Our approach is to conduct Phase 1 clinical trial with SNDX-6352 in subjects with active cGVHD who have failed at least two prior lines of therapy. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-6352 in this indication. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-6352 in patients and we may be unable to establish sufficient efficacy to warrant continued development in this indication.

Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is safe, well tolerated and a provide clinical benefit for patients.

Research conducted in the field suggest that MLLr leukemias are driven by the interaction of Menin, a nuclear protein involved in transcription, with MLL-r, a rare, spontaneous fusion between the N-terminus of MLL1 and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interaction, such as SNDX-5613, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenografts harboring MLL fusions. Our approach is to conduct a Phase 1 clinical trial in patients with MLL-r leukemia and assess both the safety and efficacy of SNDX-5613. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in this indication. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients, and we may be unable to establish sufficient efficacy to warrant continued development in this indication.

We may be unable to transfer, qualify and validate an assay for determining peripheral monocyte levels in our forthcoming non-small cell lung cancer, or NSCLC, registration trial.

In October 2018, we announced that we are proceeding with a registration trial in NSCLC patients whose disease has progressed after both platinum-based combination chemotherapy and a PD-1 antagonist therapy. We designed the trial to both validate a classical monocyte biomarker and demonstrate that the combination therapy of entinostat plus Keytruda is superior to standard of care chemotherapy in a high monocyte population. This trial will require testing patients for levels of circulating classical monocytes prior to treatment before assigning them to the appropriate arm of the trial. The assay that our academic collaborators have used to determine circulating levels of classical monocytes has not been developed or validated to the qualifications that the FDA may require for patient selection. We are working to measure circulating levels of cells, including monocytes, but we may not be able to successfully transfer, qualify and validate an assay for determining peripheral monocyte levels that will be acceptable to the FDA. We recently completed a full portfolio prioritization assessment and have determined to place the initiation of this trial on hold until we receive final OS results from E2112.

If we are or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication such as MLL-r acute leukemia;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consents; and
•	risk that enrolled subjects will drop out before completion.

As a result of the above factors, there is a risk that our or our collaborators’ clinical trials may not be completed on a timely basis or at all.

We are dependent on Merck, Genentech, Merck KGaA, Pfizer, AstraZeneca and any future collaborators to perform satisfactorily under our agreements.

Under the agreements with Merck, Genentech, Merck KGaA, Pfizer, AstraZeneca and any future collaborations, we will be dependent on our collaborators’ performance of their responsibilities and their cooperation with us. Our collaborators may not perform their obligations under our agreements with them or otherwise cooperate with us. We cannot control whether our collaborators will devote the necessary resources to the activities contemplated by our collaborative agreements, nor can we control the timing of their performance. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates, disputes that may be difficult and costly to resolve, or may not be resolved. In addition, a collaborator for the potential product may have the right to terminate the collaboration at its discretion. For example, Merck has the right to terminate the Merck agreement for any reason after a specified advance notice period. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or may require us to delay or scale back the commercialization efforts or spend additional money to complete the clinical trial. The occurrence of any of these events could adversely affect the commercialization of entinostat and materially harm our business.

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

We currently sublicense entinostat to third parties for development and commercialization in certain foreign jurisdictions. Specifically, we have a sublicense agreement with KHK under which we granted KHK an exclusive sublicense to develop and commercialize entinostat in Japan and Korea as well as a sublicense agreement with Eddingpharm under which we granted Eddingpharm an exclusive sublicense to develop and commercialize entinostat in China and select Asian countries. It is possible that any clinical trials conducted by KHK, Eddingpharm and other current or future sublicensees in their respective jurisdictions could have negative results, which in turn could have a material adverse effect on the development of entinostat for development and commercialization in the United States and the rest of the world.

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

We may periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may enter into strategic collaborations that we subsequently no longer wish to pursue, and we may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

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

We are not developing entinostat as a monotherapy. A shortage in the supply of exemestane, Keytruda, Tecentriq or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of exemestane, Keytruda, Tecentriq or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, our future potential Phase 3 clinical trial in NSCLC, any future clinical trials in melanoma, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, or melanoma. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring exemestane.

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

Even if our product candidates receive regulatory approval, they may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in trials;
•	the timing of market introduction as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the cost of treatment in relation to alternative treatments;
•	pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•	relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	unfavorable publicity relating to our product candidates.

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

The pharmacologic treatment of NSCLC and melanoma patients has included chemotherapies and therapies targeting specific gene mutations. Over the past few years, immune checkpoint inhibitors have been approved for NSCLC and melanoma. Currently there are few approved combination immuno-oncology therapies although numerous drugs are undergoing active clinical investigation. We believe that if entinostat in combination with Keytruda were approved for the treatment of NSCLC or melanoma it would face competition from standard-of-care approaches and other investigational drugs being tested in combination with any of these approaches.

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, Verzenio, and other therapies under FDA review such as alpelisib, or currently in Phase 3 clinical development.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	our ability to commercialize our product candidates if they receive regulatory approval;
•	the price of our product candidates, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•	our ability to manufacture commercial quantities of our product candidates if they receive regulatory approval; and
•	acceptance of entinostat in combination with exemestane, Keytruda, and other drugs by physicians and other healthcare providers.

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

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

Our ability to successfully commercialize our existing product candidates, or any other product candidates that we develop, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs, private health insurers, managed care plans and other organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

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

Private payors often follow decisions by the Centers for Medicare & Medicaid Services, or CMS, regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Some of the provisions of the Affordable Care Act have yet to be implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. While some of these and other-sharing for generic drugs for low-income patients. While proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufactures to report pricing information regarding certain drugs; and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

Efforts to ensure that our business arrangements with third parties and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

For the year ended December 31, 2018, we reported a net loss of $74.0 million; and as of December 31, 2018, we had an accumulated deficit of $439.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•	market acceptance of our product candidates;
•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;
•	the cost and timing for obtaining pricing, and coverage and reimbursement by third-party payors, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates if any candidate receives regulatory approval and we determine to commercialize it ourselves;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the effect of competing technological and market developments; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company.

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

We are obligated to pay Bayer up to approximately $50 million in the aggregate upon obtaining certain milestones in the development and marketing approval of entinostat, assuming that we pursue at least two different indications for entinostat or any other licensed product under the Bayer license agreement. We are also obligated to pay Bayer up to $100 million in aggregate sales milestones, and a tiered, single-digit royalty on net sales by us, our affiliates and sublicensees of entinostat and any other licensed products under the Bayer license agreement. We are obligated to pay Bayer these royalties on a country-by-country basis for the life of the relevant licensed patents covering such product or 15 years after the first commercial sale of such product in such country, whichever is longer. We cannot determine the date on which our royalty payment obligations to Bayer would expire because no commercial sales of entinostat have occurred and the last-to-expire relevant patent covering entinostat in a given country may change in the future.

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

If we breach the license agreement related to SNDX-5613 or if the license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of SNDX-5613.

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-5613. Subject to the achievement of certain milestone events, we may be required to pay Vitae, a subsidiary of Allergan, up to $99 million in one-time development and regulatory milestone payments over the term of the Allergan license agreement. In the event that we or any of our affiliates or sublicensees commercializes SNDX-5613, we will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan.

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

Unless terminated earlier in accordance with its terms, the license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to Allergan would expire because no commercial sales of SNDX-5613 have occurred and the last-to-expire relevant patent covering SNDX-5613 in a given country may change in the future.

If the license agreement is terminated, we would not be able to develop, manufacture, market or sell SNDX-5613 and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of December 31, 2018, $32.1 million of common stock remained available for sale under the at-the-market offering program. In the first quarter of 2019, through March 6, 2019, we sold 140,819 shares of common stock under the ATM program for net proceeds of approximately $0.9 million. As of March 6, 2019, we have $31.2 million of common stock available for sale under the ATM program. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts continue coverage of us, the trading price for our stock could be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our trials or operating results fail to meet the expectations of analysts, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 60.8% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Holders of Record

As of March 6, 2019, we had approximately 26 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 2, 2016. As of December 31, 2018, we have used all of the proceeds from the IPO.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	Years Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Revenue	$1,517	$2,108	$1,220	$627	$—
Operating expenses:
Research and development	60,106	48,201	31,665	9,549	10,175
General and administrative	17,287	15,861	13,321	11,591	11,157
Total operating expenses	77,393	64,062	44,986	21,140	21,332
Loss from operations	(75,876)	(61,954)	(43,766)	(20,513)	(21,332)
Interest income (expense)	1,942	1,421	956	(1,414)	(289)
Other expense	(27)	(269)	(1,662)	(2,192)	1,793
Net loss	$(73,961)	$(60,802)	$(44,472)	$(24,119)	$(19,828)
Net loss attributable to common stockholders (1)	$(73,961)	$(60,802)	$(47,070)	$(103,845)	$(26,357)
Net loss per share attributable to common stockholders--basic and diluted (1)	$(2.92)	$(2.90)	$(3.22)	$(1,519.27)	$(453.02)
Weighted-average common shares outstanding-- basic and diluted (1)	25,371,511	20,997,211	14,619,716	68,352	58,181

Consolidated Balance Sheet Data:

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash, cash equivalents, short-term and long- term investments	$80,911	$133,220	$105,330	$86,489	$12,901
Working capital (2)	67,241	117,644	98,144	83,160	2,181
Total assets (2)	83,938	137,186	109,013	89,903	12,525
Convertible preferred stock	—	—	—	319,113	146,853
Accumulated deficit (3)	(439,423)	(366,111)	(305,293)	(259,675)	(159,801)
Total stockholders' equity (deficit)	53,047	104,319	84,139	(252,415)	(152,569)

(1)

See Note 5 to our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss and net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

(2)

Working capital and total assets for 2014 have been restated for the adoption of Accounting Standard Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The impact of the adoption was an increase of $83,000 in working capital and a decrease of $291,000 in total assets.

(3)

Accumulated deficit for 2018 includes the impact of the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). The impact on Accumulated deficit was an increase of $648,000.

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

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We are developing our lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. Our pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, as well as a portfolio of potent and selective inhibitors, including our lead candidate SNDX-5613, targeting the binding interaction of Menin with mixed lineage leukemia-rearranged, or MLLr, and acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2018, 2017, and 2016, we reported a net loss of $74.0 million, $60.8 million and $44.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $439.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $80.9 million.

Pipeline Updates

Entinostat

•

We continue to anticipate the next interim overall survival (OS) analysis for E2112, our NCI-sponsored, ECOG-ACRIN led Phase 3 registration trial of entinostat plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer, in the second quarter of 2019. Additional interim analyses will be conducted by ECOG-ACRIN approximately every six months until either an OS benefit is observed, or the final target number of events occur. Any positive OS assessment would enable us to file for full regulatory approval. The E2112 trial design was informed by the Phase 2b ENCORE 301 trial, the results of which led to entinostat’s Breakthrough Therapy designation in HR+, HER2- breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a statistically significant OS benefit.

•

The Phase 2 portion of ENCORE 603, our randomized, double-blind, placebo-controlled trial of entinostat, our Class I selective HDAC inhibitor, in combination with Pfizer/Merck KGaA’s PD-L1 inhibitor, Bavencio® (avelumab), in patients with heavily pretreated advanced epithelial ovarian cancer did not meet its primary endpoint of a statistically significant improvement in PFS for the combination regimen compared with Bavencio monotherapy. The Phase 2 trial randomized 126 patients to receive 10 mg/kg Bavencio every two weeks in combination with either 5 mg of entinostat (n=85) or placebo (n=41) once weekly.

•

The Phase 2 portion of ENCORE 602, our randomized, double-blind, placebo-controlled trial of entinostat in combination with Genentech’s PD-L1 inhibitor, Tecentriq® (atezolizumab), in patients with PD-1 naïve, previously treated triple negative breast cancer did not meet its primary endpoint of statistically significant improvement in PFS for the combination regimen versus Tecentriq monotherapy. The Phase 2 trial randomized 81 patients to receive 1200 mg Tecentriq every three weeks in combination with either 5 mg of entinostat (n=40) or placebo (n=41) once weekly.

•

Data from the NSCLC and melanoma cohorts of the ENCORE 601 trial will each be featured during oral presentations at the American Association of Cancer Research (AACR) Meeting in March. This data will include our most recent insights into the potential mechanisms that allow entinostat to enhance the benefit of immune checkpoint therapy.

•	Based on the activity observed to date, we have decided not to advance the ENCORE 601 cohort of patients with microsatellite stable colorectal cancer to the second stage of the trial.
•

Due to strategic considerations, we have mutually agreed with Nektar Therapeutics to discontinue the clinical collaboration to evaluate the safety and efficacy of Nektar’s NKTR-214, a CD122-biased agonist, in combination with entinostat.

SNDX-5613

•

Preclinical data supporting our Menin-Mixed Lineage Leukemia (MLL) inhibitor program were presented during an oral session at the 60th American Society of Hematology (ASH) Annual Meeting in December 2018.

•

We continue to expect to complete pre-investigational new drug (IND) studies and submit the IND filing to the U.S. Food and Drug Administration for our Menin inhibitor, SNDX-5613, in the second quarter of 2019, with the initiation of a Phase 1 clinical trial in a defined subset of acute leukemias patients expected to follow.

SNDX-6352

•

We continue to anticipate initial results from the Phase 1 dose escalation trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD) in the second half of the year. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule.

•

We continue to anticipate identifying a recommended Phase 2 dose and schedule for SNDX-6352 monotherapy and in combination with Imfinzi® (durvalumab), AstraZeneca’s human monoclonal antibody directed against PD-L1 in the second quarter of 2019. The dose selections will be based on the results of the ongoing Phase 1/1b ascending dose trial evaluating the safety of SNDX-6352 alone or in combination with Imfinzi.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the years ended December 31, 2018 and 2017 have been solely derived from our license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through December 31, 2018, we have incurred $211.7 million in research and development expenses.

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

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents, and short-term investment balances. Interest expense consists primarily of interest expense on capital leases.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and other financial information. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The provisions of ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of ASC 606 requires us to provide expanded disclosures related to our contracts with customers but did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the periods presented. See note 4 for additional information on the impact of ASC 606 on our consolidated financial statements.

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

Results of Operations

Comparison of the years ended December 31, 2018 and 2017:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2018	2017	$	%
Revenues:
License fees	$1,517	$2,108	$(591)	(28)%
Total revenues	1,517	2,108	(591)	(28)%
Operating expenses:
Research and development	60,106	48,201	11,905	25%
General and administrative	17,287	15,861	1,426	9%
Total operating expenses	77,393	64,062	13,331	21%
Loss from operations	(75,876)	(61,954)	13,922	22%
Other income (expense):
Interest income (expense), net	1,942	1,421	521	37%
Other (expense) income, net	(27)	(269)	242	90%
Total other income (expense)	1,915	1,152	763	66%
Net loss	$(73,961)	$(60,802)	$13,159	22%

License Fees

For the year ended December 31, 2018, license fees decreased $0.6 million, or 28%, to $1.5 million compared to $2.1 million in the prior year. This decrease in license fees is primarily due to receipt of a $5.0 million milestone payment from KHK in 2017. We recognized $0.9 million in 2017 and $0.3 million in 2018 due to the ratable recognition over our expected performance period.

Research and Development

For the year ended December 31, 2018, our total research and development expenses increased $11.9 million, or 25%, to $60.1 million from $48.2 million for the prior year due to increases in clinical trial activities of $5.4 million, employee compensation expense of $4.4 million, legal and consultant expenses of $1.8 million, facility costs of $0.2 million and other expenses of $0.1 million. The increase in clinical trial activities was primarily due to increases in spending related to our CMC activities for SNDX-6352 of $7.9 million, activities related to our Menin program of $5.8 million, increased clinical activities for SNDX-6352 and the ENCORE studies, offset by decreases in spending to our clinical pharmacology trials and clinical activities for E2112. In 2017 we expensed a nonrefundable upfront payment of $5.0 million made to Allergan plc for the purchase of the Menin Assets. The increase in employee compensation of $4.4 million was due to increased salary expense of $3.7 million and increased bonus expense of $0.3 million due to increased headcount and non-cash charges related to stock-based compensation of $0.5 million, partially offset by reduced severance expenses of $0.1 million. The increase in legal and consulting expenses was primarily due to increased activities related to NDA preparation of $1.2 million, medical communication and patient advocacy of $0.5 million and other professional fees of $0.1 million. We expect our research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities, however we anticipate the full year research and development expenses to decrease in 2019.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2018	2017	$	%
External research and development expenses	$44,545	$37,398	$7,147	19%
Internal research and development expenses	15,561	10,803	4,758	44%
Total research and development expenses	$60,106	$48,201	$11,905	25%

General and Administrative

For the year ended December 31, 2018, our total general and administrative expenses increased $1.4 million, or 9%, to $17.3 million, from $15.9 million for the prior year. The increase in general and administrative expenses was primarily due to increases in pre-commercialization work of $1.1 million and increases in employee compensation of $0.4 million. The increase in employee compensation of $0.4 million was due to increased headcount of $0.2 million and non-cash charges related to stock-based compensation of $0.2 million.

Interest Income (Expense), Net

For the year ended December 31, 2018, interest income (expense), net, increased $0.5 million from the prior year. This increase was primarily due to increased yield on our cash, cash equivalents and short-term and long-term investments, offset by a lower average cash and investment balance.

Comparison of the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2017	2016	$	%
Revenues:
License fees	$2,108	$1,220	$888	73%
Total revenues	2,108	1,220	888	73%
Operating expenses:
Research and development	48,201	31,665	16,536	52%
General and administrative	15,861	13,321	2,540	19%
Total operating expenses	64,062	44,986	19,076	42%
Loss from operations	(61,954)	(43,766)	18,188	42%
Other (expense) income:
Interest (expense) income, net	1,421	956	465	49%
Change in fair value of common stock warrant liability	—	(1,703)	(1,703)	100%
Other (expense) income, net	(269)	41	(310)	(756)%
Total other (expense) income	1,152	(706)	1,858	263%
Net loss	$(60,802)	$(44,472)	$16,330	37%

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and short-term investments totaling $80.9 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses.

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. During the year ended December 31, 2018, the Company sold 2,114,169 shares of common stock, with net proceeds of $15.5 million. As of December 31, 2018, $32.1 million of common stock remained available for sale under the ATM program. In the first quarter of 2019, up to March 6, 2019, we have sold an additional 140,819 shares of our common stock with net proceeds of approximately $0.9 million. As of March 6, 2019, we have $31.2 million of common stock available for sale under the ATM program.

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

We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $439.4 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash used in operating activities	$(68,531)	$(47,371)	$(35,157)
Net cash provided by (used in) investing activities	51,398	(17,072)	(18,283)
Net cash provided by financing activities	15,729	75,722	54,202
Net (decrease) increase in cash and cash equivalents	$(1,404)	$11,279	$762

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $68.5 million and primarily consisted of our net loss of $74.0 million adjusted for non-cash items including stock-based compensation of $6.2 million and a net decrease in operating assets and liabilities of $0.3 million. The significant items in the decrease in operating assets and liabilities include an increase in prepaid expenses and other assets of $1.0 million and a decrease in deferred revenue of $1.5 million partially offset by a decrease in accounts payable of $0.8 million and an increase in accrued expenses and other liabilities of $1.0 million.

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

Net cash provided by investing activities for the year ended December 31, 2018 was $51.4 million and primarily due to the purchases of available-for-sale marketable securities of $78.8 million and property and equipment of $0.2 million offset by proceeds from the maturities of available-for-sale marketable securities of $130.4 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $15.7 million and was primarily due to the net proceeds from “at-the-market” offerings of $15.5 million and $0.2 million from stock option exercises and ESPP employee stock purchases.

Net cash provided by financing activities for the year ended December 31, 2017 was $75.7 million and was primarily due to the $48.7 million of net proceeds from our follow-on offering, $24.9 million in net proceeds from our direct stock placement with BVF, $1.7 million of net proceeds from our “at-the-market” offering and $0.4 million of proceeds from stock option exercises and ESPP employee stock purchases.

Net cash provided by financing activities for the year ended December 31, 2016 was $54.2 million and was primarily due to the $52.1 million of proceeds from our IPO, net of underwriting discounts and commissions of $4.0 million and other direct costs of $1.5 million, and $2.1 million of proceeds from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2018:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$1,604	$566	$979	$59	$—
Operating lease for office equipment (2)	7	3	4	—	—
Capital lease for office equipment (3)	13	4	8	1	—
	$1,624	$573	$991	$60	$—

(1)

In September 2016, we entered into a new five-year operating lease for office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. We have the right to terminate the Waltham lease after three years as long as proper notice is given and a termination fee of $55,000 is paid on the lease termination date. The landlord also has the right to terminate the Waltham least after three years as long as proper notice is given. In December 2015, we entered into a 62-month building lease for office space in New York, New York, which commenced on January 1, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)	In February 2016, we entered into a five-year non-cancelable operating lease for office equipment.
(3)	In April 2018, we entered into a four-year non-cancelable lease for office equipment, which is accounted for as a capital lease. The leased asset is included in property, plant and equipment, at cost.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2018, we had federal and state tax net operating loss carryforwards of approximately $51.7 million and $27.9 million, respectively. The federal and state net operating loss carryforwards begin to expire at various dates starting in 2025. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. At December 31, 2018, we had available income tax credits of approximately $3.7 million, with $2.3 million attributable to Federal R&D Credits and $1.4 million attributable to state R&D Credits, which are available to reduce future income taxes, if any. These income tax credits begin to expire in 2021.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $33.8 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds and short-term investments of $47.1 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers,” “The Board of Directors and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in Proposal 2 in our 2019 Proxy Statement.

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

10.11*	2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

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

Exhibit No.	Description

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

10.34†

Amendment No. 9 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated November 22, 2017 (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2018).

10.35†	Amendment No. 10 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated October 15, 2018.

10.36†

Clinical Trial Collaboration and Supply Agreement by and between the company and MSD International GmbH, dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.37†

First Amendment to Clinical Trial Collaboration and Supply Agreement by and between the company and MSD International GmbH, dated as of August 13, 2015 (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.38†

Amendment #1 to Clinical Trial Collaboration and Supply Agreement by and between the Company, Merck Sharp & Dohme B.V., and MSD International GmbH, dated as of April 26, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2017).

10.39†

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

10.42†

Amendment #2 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated January 16, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.43†

Combination Study Collaboration Agreement by and between the company and Genentech, Inc. dated August 24, 2015 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.44†

Clinical Trial Collaboration and Supply Agreement by and between the company, Pfizer Inc. and Ares Trading S.A., dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on January 11, 2016).

Exhibit No.	Description

10.45†

License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001- 37708), as filed with the SEC on October 7, 2016).

10.46†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 2017).

10.47

Third Amended and Restated Investors’ Rights Agreement by and among the company and the parties thereto, dated as of August 21, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.48†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 8, 2018).

10.49

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

SYNDAX PHARMACEUTICALS, INC.

Date: March 7, 2019	By:	/s/ Briggs W. Morrison, M.D.
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

Signature	Title	Date

/s/ Briggs W. Morrison, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Briggs W. Morrison, M.D.

/s/ Richard P. Shea	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019
Richard P. Shea

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 7, 2019
Dennis G. Podlesak

/s/ Pierre Legault	Director	March 7, 2019
Pierre Legault

/s/ Fabrice Egros, PharmD, Ph.D.	Director	March 7, 2019
Fabrice Egros, PharmD, Ph.D.

/s/ Keith A. Katkin	Director	March 7, 2019
Keith A. Katkin

/s/ Jennifer Jarrett	Director	March 7, 2019
Jennifer Jarrett

/s/ William Meury	Director	March 7, 2019
William Meury

Syndax Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 7, 2019

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$33,769	$35,168
Restricted cash	101	106
Short-term investments	47,142	94,806
Prepaid expenses and other current assets	2,334	3,362
Total current assets	83,346	133,442
Long-term investments	—	3,246
Property and equipment, net	373	267
Other assets	219	231
Total assets	$83,938	$137,186
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,439	$2,232
Accrued expenses and other current liabilities	13,149	11,993
Current portion of deferred revenue	1,517	1,573
Total current liabilities	16,105	15,798
Long-term liabilities:
Deferred revenue, less current portion	14,650	16,759
Other long-term liabilities	136	310
Total long-term liabilities	14,786	17,069
Total liabilities	30,891	32,867
Commitments (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,835,951 and 24,390,033 shares outstanding at December 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	492,493	470,571
Accumulated other comprehensive loss	(25)	(143)
Accumulated deficit	(439,423)	(366,111)
Total stockholders' equity	53,047	104,319
Total liabilities and stockholders' equity	$83,938	$137,186

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
License fees	$1,517	$2,108	$1,220
Total revenues	1,517	2,108	1,220
Operating expenses:
Research and development	60,106	48,201	31,665
General and administrative	17,287	15,861	13,321
Total operating expenses	77,393	64,062	44,986
Loss from operations	(75,876)	(61,954)	(43,766)
Other income (expense):
Interest income (expense), net	1,942	1,421	956
Change in fair value of common stock warrant liability	—	—	(1,703)
Other (expense) income, net	(27)	(269)	41
Total other income (expense)	1,915	1,152	(706)
Net loss	$(73,961)	$(60,802)	$(44,472)
Net loss attributable to common stockholders	$(73,961)	$(60,802)	$(47,070)
Net loss per share attributable to common stockholders—basic and diluted	$(2.92)	$(2.90)	$(3.22)
Weighted-average common shares outstanding—basic and diluted	25,371,511	20,997,211	14,619,716

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(73,961)	$(60,802)	$(44,472)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net of tax	118	(199)	28
Comprehensive loss	$(73,843)	$(61,001)	$(44,444)

The accompanying notes are an integral part of these consolidated financial statement

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Convertible Preferred Stock $0.001 Par Value		Series A Convertible Preferred Stock $0.001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
BALANCE--January 1, 2016	12,732,466	319,113	700,435	7,231	85,440	1	—	28	(259,675)	(252,415)
Accretion for convertible preferred stock dividends	—	2,598	—	—	—	—	(1,452)	—	(1,146)	(2,598)
Proceeds from initial public offering, net of offering costs of $7,186	—	—	—	—	4,809,475	—	50,527	—	—	50,527
Conversion of preferred stock into common stock	(12,732,466)	(321,711)	(700,435)	(7,231)	12,872,551	1	328,941	—	—	321,711
Reclassification of common stock warrant liability	—	—	—	—	—	—	4,551	—	—	4,551
Exercise of stock options	—	—	—	—	441,573	—	2,058	—	—	2,058
Vesting of restricted stock	—	—	—	—	6,142	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	—	—	4,708	—	—	4,708
Unrealized gain on short-term investments	—	—	—	—	—	—	—	28	—	28
Repurchase of fractional shares resulting from reverse stock splits	—	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(44,472)	(44,472)
Balance—December 31, 2016	—	$—	—	$—	18,215,181	$2	$389,374	$56	$(305,293)	$84,139
Proceeds from follow on offering, net of offering cost of $3,665	—	—	—	—	3,950,190	—	48,675	—	—	48,675
Proceeds from exercise of stock options	—	—	—	—	46,680	—	277	—	—	277
Vesting of restricted stock	—	—	—	—	8,543	—	59	—	—	59
Stock-based compensation expense	—	—	—	—	—	—	5,450	—	—	5,450
Proceeds from "At-the-market" offering, net	—	—	—	—	148,421	—	1,705	—	—	1,705
Unrealized losses on short-term investments	—	—	—	—	—	—	—	(199)	—	(199)
Employee withholdings ESPP	—	—	—	—	—	—	97	—	—	97
Cumulative effect adjustment of adoption ASU 2016-09	—	—	—	—	—	—	16	—	(16)	—
Proceeds from direct stock placement, net	—	—	—	—	2,021,018	—	24,918	—	—	24,918
Net loss	—	—	—	—	—	—	—	—	(60,802)	(60,802)
Balance—December 31, 2017	—	$—	—	$—	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Proceeds from "At-the-market" offering, net	—	—	—	—	2,114,169	—	15,497	—	—	15,497
Proceeds from exercise of stock options	—	—	—	—	7,850	—	26	—	—	26
Stock issuance due to warrant exercise, cashless	—	—	—	—	299,215	—	—	—	—	—
Stock purchase under ESPP	—	—	—	—	24,684	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,201	—	—	6,201
Unrealized losses on short-term investments	—	—	—	—	—	—	—	118	—	118
Employee withholdings ESPP	—	—	—	—	—	—	198	—	—	198
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	—	—	—	—	649	649
Retirement of common stock in exchange for common stock warrant	—	—	—	—	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	—	—	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	—	—	—	—	(73,961)	(73,961)
Balance—December 31, 2018	—	$—	—	$—	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,961)	$(60,802)	$(44,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	76	89
Amortization and accretion of investments	(558)	223	(126)
Stock-based compensation	6,201	5,450	4,708
Change in fair value of warrants	—	—	1,703
Other	11	8	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,033	(329)	(1,629)
Accounts payable	(792)	(194)	923
Deferred revenue	(1,517)	2,892	(1,220)
Accrued expenses and other liabilities	974	5,305	4,842
Net cash used in operating activities	(68,531)	(47,371)	(35,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187)	(84)	(261)
Purchases of short-term investments	(78,844)	(152,263)	(158,319)
Proceeds from sales and maturities of short-term investments	130,429	135,275	140,297
Net cash provided by (used in) investing activities	51,398	(17,072)	(18,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public offering, net	—	—	52,148
Proceeds from issuance of common stock in follow on public offering, net	—	48,675	—
Proceeds from issuance of common stock in at-the-market offering, net	15,497	1,755	—
Proceeds from issuance of common stock in direct placement offering, net	—	24,918	—
Proceeds from Employee Stock Purchase Plan	198	97	—
Proceeds from exercise of stock options	26	277	2,058
Other	8	—	(4)
Net cash provided by financing activities	15,729	75,722	54,202
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,404)	11,279	762
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	35,389	24,110	23,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$33,985	$35,389	$24,110

Supplemental disclosures of cash flow information (Note 15).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the Company) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing its lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. The Company’s pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as SNDX-5613, a selective inhibitor targeting the binding interaction of Menin with the mixed lineage leukemia (“MLL”) protein. The Company plans to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

In March 2016, the Company completed its initial public offering (“IPO”) whereby it sold 4,809,475 shares of common stock at the initial public offering price of $12.00 per share. The aggregate net proceeds received by the Company from the offering were $50.5 million, net of underwriting discounts and commissions and offering expenses.

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM program”) equity offerings. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement, which became effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. Since inception of the ATM program in 2017, though March 6, 2019, the Company has sold 2,403,409 shares of common stock pursuant to the ATM program, at an average price of $7.82 per share for gross proceeds of $18.8 million, resulting in net proceeds of $18.2 million after deducting sales commissions and offering expenses. As of December 31, 2018, $32.1 million of common stock remained available for sale under the ATM program. In 2019, the Company sold 140,819 shares of common stock pursuant to the ATM program, with net proceeds of $0.9 million. As of March 6, 2019, $31.2 million of common stock remained available for sale under the ATM program.

In May 2017, the Company completed a follow-on public offering whereby the Company sold 3,950,190 shares of common stock at a price of $13.25 per share. The aggregate net proceeds received by the Company from the offering were approximately $48.7 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

On October 13, 2017, the Company entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted to the Company a worldwide, sublicenseable, exclusive license to a portfolio of preclinical, orally-available, small molecule inhibitors of the interaction of Menin with the MLL protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. The Company is developing the Menin Assets to potentially treat two genetically defined acute leukemias: (i) a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene (“MLL-r”) and (ii) acute myeloid leukemia (“AML”) with a mutated nucleophosmin 1 (“NPM1”).

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2018 should enable the Company to maintain its planned operations for at least twelve months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

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

Revenue Recognition

The Company adopted Accounting Standards Codification Rule 606 Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). For the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2017.  As of January 1, 2018, the Company had only one contract within the scope of ASC 606, a license agreement with Kyowa Hakko Kirin Co., Ltd. (“KHK”), under which the Company granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea (the “KHK License Agreement”). The KHK License Agreement is discussed further in Note 6.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include payroll and personnel expenses, consulting costs, external contract research and development expenses, and allocated overhead, including rent, equipment depreciation, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided. The Company expenses upfront license payments related to acquired technologies that have not yet reached technological feasibility and have no alternative future use.

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2018, the Company incurred $4.7 million in external costs related to cost-sharing collaborations, of which $2.4 million has been recorded as a reduction to research and development expense. During the year ended December 31, 2017, the Company incurred $3.0 million in external costs related to cost-sharing collaborations, of which $1.4 million has been recorded as a reduction to research and development expense.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 14) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company has evaluated the effect of the new guidance on the Company’s consolidated financial statements and related disclosures and determined that the impact is not material.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on January 1, 2018, and it did not have a material impact on its consolidated balance sheet, consolidated statement of comprehensive loss or consolidated statement of cash flows. As part of the adoption of this guidance, the Company adopted a policy to account for the effects of a modification unless certain exclusions are met.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The statement of cash flows must also explain the change during the period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018, utilizing the retrospective transition method and it did not have a material impact on its consolidated statement of cash flows. As part of the adoption of this guidance, the Company included restricted cash with cash and cash equivalent in the consolidated statement of cash flows for the periods ending December 31, 2018, 2017 and 2016. The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 31, 2018, 2017 and 2016, as shown below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$33,769	$35,168	$23,844
Restricted cash included in current and noncurrent assets	216	221	266
Cash, cash equivalents and restricted cash	$33,985	$35,389	$24,110

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption permitted. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period). The standard is effective for the Company on January 1, 2019. The Company has completed its assessment on the impact of the standard, including optional practical expedients and transition methods that the Company will elect upon adoption. The implementation plan included identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The Company concluded that upon adoption of this standard there will not be a material impact to its consolidated balance sheet with expected recognition of right-of-use assets and liabilities between $1 million and $1.5 million. The Company will utilize the prospective approach of adopting this standard.

The Company has identified and implemented appropriate changes to its business processes and controls to support recognition and disclosure under this standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective January 1, 2018 using the modified retrospective method. See Note 4 “Revenue from Contracts with Customers” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition.

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
Liabilities and Stockholders' Equity
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

Impact of New Revenue Guidance on Financial Statement Line Items

Results for reporting periods beginning after January 1, 2018 were presented under ASC 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The following tables show the impact on the reported consolidated balance sheet for the year ended December 31, 2018, and the statements of operations and comprehensive loss for the year ended December 31, 2018, for pro-forma amounts had the previous guidance been in effect (in thousands):

Financial Statement Line Item *	Increase (Decrease)
Consolidated Statements of Operations and Comprehensive Loss	Year ended December 31, 2018
License fee	(56)
Net loss	(56)
Comprehensive loss	(56)

Consolidated Balance Sheet **	December 31, 2018
Current portion of deferred revenue	(56)
Deferred revenue, less current portion	(537)
Accumulated deficit	593

*

Excludes line items that were not affected by the Company’s adoption of ASC 606. The adoption had no impact to cash provided by or used in net operating, investing or financing activities in the Consolidated Statement of Cash Flows.

**	Balance sheet line item amounts include the cumulative-effect adjustment recorded on December 31, 2017.

Impact on KHK License Agreement Revenue

Under ASC 606, the Company determined that the performance obligations associated with the KHK License Agreement include (i) the combined license, rights to access and use materials and data, and rights to additional intellectual property, and (ii) the clinical supply obligation. All other goods or services promised to KHK are immaterial in the context of the agreement. Under ASC 606, the identification of the clinical supply obligation as a distinct performance obligation separate and apart from the license performance obligation resulted in a change in the performance period.  The start of the performance period under ASC 606 was determined to be the contract inception date, December 19, 2014, as opposed to the initial delivery of the clinical trial materials in June 2015. The clinical supply was identified as a separate performance obligation under ASC 606 as (i) the Company is not providing a significant service of integration whereby the clinical supply and other promises are inputs into a combined output, (ii) the clinical supply does not significantly modify or customize the other promises nor is it significantly modified or customized by them and (iii) the clinical supply is not highly interdependent or highly interrelated with the other promises in the agreement as KHK could choose not to purchase the clinical supply from the Company without significantly affecting the other promised goods or services. The Company further concluded that the clinical supply represented an immaterial performance obligation and therefore the entire $17.3 million allocated to the upfront payment was allocated to the combined license and will be recognized ratably over the performance period, representing contract inception though 2029. In 2017, KHK achieved a development milestone, and was required to pay the Company $5.0 million.  The Company is recognizing the development milestone consideration over the performance period coinciding with the license to intellectual property. As the Company determined that its performance obligations associated with the KHK Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement, any payments received by the Company from KHK, including the upfront payment and progress-dependent development and regulatory milestone payments, are recognized as revenue using a time-based proportional performance model over the contract term (December 2014 through 2029) of the collaboration, within license fees. To date no commercial milestone payments or royalties have been achieved.

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of December 31, 2018. Deferred revenue related to the KHK License Agreement was $16.2 million as of December 31, 2018 and will be recognized over the remainder of the contract term. The Company recognized license fees revenue of $1.5 million during the year ended December 31, 2018 that was included in the deferred revenue balance as of January 1, 2018.

5. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for the three years ended December 31, 2018, 2017, and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator--basic and diluted:
Net loss	$(73,961)	$(60,802)	$(44,472)
Accretion of convertible preferred stock dividends	—	—	(2,598)
Net loss attributable to common stockholders--basic and diluted	$(73,961)	$(60,802)	$(47,070)
Net loss per share—basic and diluted	$(2.92)	$(2.90)	$(3.22)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	25,371,511	20,997,211	14,619,716

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2018	2017	2016
Options to purchase common stock	4,252,983	3,391,832	2,560,737
Common stock warrant	—	357,840	357,840
Restricted stock subject to future vesting	—	—	8,542

As discussed in Note 11, in June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares.  The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations.

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

In October 2017, the Company announced that KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the agreement KHK paid the Company a $5.0 million milestone payment which the Company received in December 2017. Please refer to Note 4, Revenue from Contracts with Customers, for further discussion related to the accounting for the milestone.

In October 2016, the Company entered into a clinical trial co-funding agreement with KHK under which the Company expanded its clinical trial agreement with Eastern Cooperative Oncology Group (the “ECOG Agreement”) to include enrollments from sites in Korea.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the “ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, the Company has entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.1 million. As of December 31, 2018, the Company’s aggregate payment obligations under this agreement were approximately $24.5 million; and as of December 31, 2018, the Company’s remaining payment obligations are approximately $9.6 million over an estimated period of approximately three years.

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

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Office and computer equipment	$38	$68
Furniture and fixtures	134	134
Equipment	256	84
Office equipment under capital lease	13	13
Leasehold improvements	167	167
Total property and equipment	608	466
Accumulated depreciation	(235)	(199)
Property and equipment, net	$373	$267

8. Fair Value Measurements

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2018, 2017 and 2016.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Cash equivalents	$33,769	$29,270	$4,499	$—
Short-term investments	47,142	—	47,142	—
Total assets	$80,911	$29,270	$51,641	$—
December 31, 2017
Assets:
Cash equivalents	$35,168	$24,972	$10,196	$—
Short-term investments	94,806	—	$94,806	—
Long-term investments	3,246	—	3,246	—
Total assets	$133,220	$24,972	$108,248	$—

Cash equivalents of $29.3 million as of December 31, 2018 and $25.0 million as of December 31, 2017 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $4.5 million as of December 31, 2018 and $10.2 million as of December 31, 2017 consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $47.1 million as of December 31, 2018 and $94.8 million as of December 31, 2017, and long-term investments of $3.2 million as of December 31, 2017 consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

The short-term and long-term investments are classified as available-for-sale securities. As of December 31, 2018, the remaining contractual maturities of the available-for-sale securities were less than 9 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2018. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
Commercial paper	$22,619	$—	$(15)	$22,604
Corporate bonds	29,047	2	(12)	29,037
	$51,666	$2	$(27)	$51,641
December 31, 2017
Commercial paper	$36,567	$—	$(40)	$36,527
Corporate bonds	71,824	—	(103)	71,721
	$108,391	$—	$(143)	$108,248

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Short-term deposits	$663	$1,286
Prepaid clinical supplies	101	220
Interest receivable on investments	253	377
Reimbursable costs	797	1,029
Prepaid insurance	188	192
Other	332	258
Total prepaid expenses and other current assets	$2,334	$3,362

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued professional fees	$484	$265
Accrued compensation and related costs	2,804	2,393
Accrued clinical costs	9,726	9,177
Other	135	158
Total accrued expenses	$13,149	$11,993

11. Common Stock

In connection with the closing of the Company’s IPO, the Company filed an amended and restated certificate of incorporation and adopted amended and restated bylaws; and pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of common stock. The holders of each share of common stock are entitled to one vote per share held and are entitled to receive dividends, if and when declared by the Board, and to share ratably in the Company’s assets available for distribution to stockholders, in the event of liquidation.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2018
Common stock issuable under BVF warrant	2,000,000
Options to purchase common stock	5,675,984
Employee Stock Purchase Plan	651,453
Total	8,327,437

12. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2018, there were 1,423,001 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2019, the shares available for issuance under the 2015 Plan were increased to 2,416,439.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$1,910	$1,363	$919
General and administrative	4,291	4,087	3,789
Total	$6,201	$5,450	$4,708

Stock Options

As of December 31, 2018, there was $8.8 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the straight-line method to the extent achievement of the performance condition is probable. To date, the Company has granted 60,000 options with performance conditions, none of which have vested as of December 31, 2018.

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

	Years Ended December 31,
	2018	2017	2016
Expected term (in years)	5.90	6.02	5.85
Volatility rate	76.28%	73.86%	71.40%
Risk-free interest rate	2.69%	2.02%	1.41%
Expected dividend yield	0.00%	0.00%	0.00%

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

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2018	3,391,832	$9.28	7.7	$2,688
Granted	1,049,400	$9.37
Exercised	(7,850)	$3.33
Canceled or forfeited	(180,399)	$11.31
Outstanding—December 31, 2018	4,252,983	$9.23	7.3	$66
Exercisable—December 31, 2018	2,794,957	$8.92	6.6	$66
Options vested, exercisable or expected to vest—December 31, 2018	4,232,982	$9.22	7.3	$66

The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $6.17, $6.68, and $7.94 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 7,850 options exercised for the year ended December 31, 2018, resulting in total proceeds of $26,000; 46,680 options exercised for the year ended December 31, 2017, resulting in total proceeds of $0.3 million; and 441,573 options exercised for the year ended December 31, 2016, resulting in total proceeds of $2.1 million. The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million, and $3.8 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Upon the closing of the IPO in March 2016, the Company recorded $0.7 million of additional stock compensation expense related to certain options granted to two of the Company’s executives.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in February 2016 and became effective upon the closing of the IPO on March 8, 2016. The ESPP authorizes the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The Company issued 24,684 shares during 2018. On January 1, 2019, the shares of common stock reserved for issuance under the ESPP was increased to 899,812. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods. Purchases under the ESPP are effected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. In 2018 and 2017 the Company recorded stock-based compensation expense related to the ESPP of $132,000 and $42,000 respectively. There was zero expense for the year ended December 31, 2016.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2018, 2017 and 2016, the Company made $126,000, $106,000 and $72,000 contributions to the plan, respectively.

13. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance on deferred tax assets. The difference between the income tax expense at the U.S. federal statutory rate and the recorded provision is primarily due to the valuation allowance provided on all deferred tax assets. The Company’s loss before income tax for the periods presented was generated entirely in the United States.

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,684	$11,091
Research and development credits	3,443	2,380
Capitalized start-up and research and development costs	59,331	43,282
Deferred revenue	3,690	3,240
Depreciation and amortization	(11,550)	(8,610)
Accruals	630	534
Other temporary differences	3,423	2,530
Deferred tax assets before valuation allowance	71,651	54,447
Valuation allowances	(71,651)	(54,447)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance decreased by $5.9 million in 2017, due to the decrease in the federal tax rate, and increased by $17.2 million in 2018 due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research and development costs.

As of December 31, 2018, the Company had approximately $51.7 million and $27.9 million in federal and state Net Operating Losses (“NOLs”), respectively, which begin to expire at various dates starting in 2025. As of December 31, 2018, the Company had federal and state research credits of $2.3 million and $1.4 million, respectively, which begin to expire in 2021.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The only impact of the Act was the remeasurement of the Company’s deferred tax assets and liabilities, which was recorded in fiscal 2017 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. The Company determined it had no accumulated unrepatriated foreign earnings, and therefore had recorded no liability for the repatriation transition tax. The Company has also completed its evaluation of and accounting for all other relevant changes resulting from the Act, and has determined that through December 31, 2018, these changes do not impact the Company’s deferred tax assets. No changes have been made to the estimates recorded in fiscal 2017. For the years ended December 31, 2017 and December 31, 2018, the Company recognized no transition tax.

As a result of the Act, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. For the year end December 31, 2017, the provisional amount recorded related to the re-measurement of the deferred tax asset balance was a decrease of $28.8 million, with a corresponding reduction to the valuation allowance of $28.8 million for a net effect of $0.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company completed an analysis through December 31, 2017 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control. As a result, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in an increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2018, and 2017, the Company had uncertain tax positions of $0.2 million related to capitalized research and development costs and research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2018 and 2017. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2018, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Unrecognized tax benefit--beginning of year	$163	$241	$241
Decreases related to prior period positions	—	(78)	—
Unrecognized tax benefit--end of year	$163	$163	$241

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

14. Commitments

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

Lease Commitments

In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017, and an option to extend the lease term once for an additional three years. The Company also has an option to cancel the lease after three years with the termination fee consisting of $55,000. The lease has monthly lease payments of $25,000 the first 12 months with annual rent escalations thereafter and provides a rent abatement of $0.2 million for the first year. The Company recorded the lease abatement as deferred rent and will amortize these amounts on a straight-line basis as a reduction of rent expense over the lease term. The Company paid the landlord a security deposit of $0.1 million in 2016, which will be returned without interest at the end of the lease. The Company recorded the security deposit as a long-term deposit on its consolidated balance sheet.

In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The lease has monthly lease payments of $18,000 the first 12 months with an annual rent escalation each year thereafter and provides a rent abatement of $18,000 per month for the first two months. The Company recorded the lease abatement as deferred rent and will amortize these amounts on a straight-line basis as a reduction of rent expense over the lease term. In accordance with the lease, in December 2015, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million naming the landlord as beneficiary.

The Company also leases office equipment, which is accounted for as a capital lease and included in property and equipment at cost.

Future annual minimum lease payments as of December 31, 2018, are as follows (in thousands):

	Operating Leases	Capital Lease Obligations
For the years ended December 31,
2019	569	$4
2020	588	4
2021	395	4
2022	59	1
2023	—	—
2024 and thereafter	—	—
Total minimum lease payments	$1,611	13
Less amounts representing interest		2
Present value of net minimum lease payments		$11

Rent expense recognized under all operating leases, including additional rent charges for utilities, maintenance, and real estate taxes, is calculated on a straight-line basis and amounted to $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

15. Supplemental Cash Flow Information

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$—	$2
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accretion of dividends on convertible preferred stock	$—	$—	$2,598
Issuance costs included in accounts payable and accrued expenses	$—	$50	$—
Vesting of restricted stock	$—	$59	$42
Reclassification of common stock warrant liability to additional paid-in capital	$—	$—	$4,551
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$—	$328,941

16. Related-Party Transactions

In June 2015, the Company hired a Chief Executive Officer who was also appointed as a member of the Board. This individual is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

17. Quarterly financial information (unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2018
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$379	$379	$379	$380
Operating expenses:
Research and development	15,339	14,851	14,095	15,821
General and administrative	4,791	4,479	4,125	3,892
Total expenses	20,130	19,330	18,220	19,713
Loss from operations	(19,751)	(18,951)	(17,841)	(19,333)
Other income	353	563	503	496
Net loss	$(19,398)	$(18,388)	$(17,338)	$(18,837)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.74)	$(0.68)	$(0.70)
Weighted-average shares--basic and diluted	24,478,269	24,705,441	25,471,587	26,804,089

	Three Months Ended
	2017
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees (1)	$305	$305	$305	$1,193
Operating expenses:
Research and development (2)	9,552	9,862	12,188	16,599
General and administrative	3,930	4,285	3,563	4,083
Total expenses	13,482	14,147	15,751	20,682
Loss from operations	(13,177)	(13,842)	(15,446)	(19,489)
Other income	206	203	358	385
Net loss	$(12,971)	$(13,639)	$(15,088)	$(19,104)
Net loss per share attributable to common stockholders—basic and diluted	$(2.85)	$(0.47)	$(0.84)	$(0.80)
Weighted-average shares--basic and diluted	18,231,602	19,497,581	22,239,996	23,943,241

(1)	License fees for the three months ended December 31, 2017 included $0.9 million for the partial recognition of the $5.0 million milestone received under the KHK License Agreement.
(2)	Research and development expenses for three months ended December 31, 2017 included the $5.0 million upfront payment related to the Vitae License Agreement.