Form 10-K/A
period 2018-12-31
Syndax Pharmaceuticals Inc
filed 2019-03-18
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Syndax Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2019 (the “Original Filing Date”), to update the exhibit listing in Item 15(a)(3) of Part IV of the Original Filing to incorporate by reference a previously filed exhibit that was inadvertently omitted from the exhibit list in the Original Filing.

In addition, pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been amended by or included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

The Amendment does not amend, modify or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

i

PART IV

Item 15. Exhibits, Financial Statements and Schedules

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

4.3

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

4.6

Form of Warrant Agreement by and between the Company and entities affiliated with Biotechnology Value Fund, L.P., dated as of June 18, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company’s Periodic Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

10.1*	2007 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

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

10.6*

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

10.10*	2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.11*

Form of Incentive Stock Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.12*

Form of Non-Qualified Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.13*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.14*

Executive Employment Agreement by and between the company and Briggs W. Morrison, M.D., dated as of September 30, 2015 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.15*

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

10.17*

Executive Employment Agreement by and between the Company and Richard P. Shea, dated as of February 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 10, 2017).

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

10.27†

Amendment No. 3 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.28†

Amendment No. 4 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.29†

Amendment No. 5 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.30†

Amendment No. 6 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 25, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.31†

Amendment No. 7 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

Exhibit No.	Description

10.32†

Amendment No. 8 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 18, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.33†

Amendment No. 9 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated November 22, 2017 (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.34†

Amendment No. 10 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated October 15, 2018 (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 7, 2019).

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

10.37†

Amendment #1 to Clinical Trial Collaboration and Supply Agreement by and between the Company, Merck Sharp & Dohme B.V., and MSD International GmbH, dated as of April 26, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 10, 2017).

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

10.41†

Amendment #2 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated January 16, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

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

10.45†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.46

Third Amended and Restated Investors’ Rights Agreement by and among the company and the parties thereto, dated as of August 21, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.47†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.48

Purchase Agreement by and among the Company, Biotechnology Value Fund, L.P. and certain entities affiliated with BVF, dated as of October 17, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-37708), as filed with the SEC on October 20, 2017).

10.49

Exchange Agreement by and between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P., dated June 18, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

23.1**

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

24.1	Power of Attorney (incorporated on the signature page of the Original Filing).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1+**

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

101.INS**	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

101.SCH**

XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

Exhibit No.	Description

101.DEF**

XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

101.LAB**

XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019).

*	Indicates a management contract or compensatory plan.
**	Previously filed or furnished with the registrant’s Annual Report for the Period ended December 31, 2018 (File No. 001-37708), filed on March 7, 2019.
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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-k/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNDAX PHARMACEUTICALS, INC.

Date: March 18, 2019	By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer