Form 10-Q
period 2019-03-31
Syndax Pharmaceuticals Inc
filed 2019-05-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SNDX	The Nasdaq Stock Market, LLC

As of May 7, 2019, there were 27,095,779 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•

the timing of the progress and receipt of data from the Phase 1b/2 clinical trial of entinostat with Tecentriq® (atezolizumab) from Genentech, Inc., a member of the Roche Group, in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer;

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$58,116	$33,769
Restricted cash	101	101
Short-term investments	34,626	47,142
Prepaid expenses and other current assets	4,790	2,334
Total current assets	97,633	83,346
Property and equipment, net	350	373
Right-of-use asset, net	1,208	—
Other assets	201	219
Total assets	$99,392	$83,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,350	$1,439
Accrued expenses and other current liabilities	9,266	13,149
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	525	—
Total current liabilities	15,658	16,105
Long-term liabilities:
Deferred revenue, less current portion	14,271	14,650
Right-of-use liability, less current portion	830	—
Other long-term liabilities	7	136
Total long-term liabilities	15,108	14,786
Total liabilities	30,766	30,891
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,095,779 and 24,835,951 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	522,340	492,493
Accumulated other comprehensive income (loss)	8	(25)
Accumulated deficit	(453,725)	(439,423)
Total stockholders’ equity	68,626	53,047
Total liabilities and stockholders’ equity	$99,392	$83,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
License fees	$379	$379
Total revenues	379	379
Operating expenses:
Research and development	11,279	15,339
General and administrative	3,911	4,791
Total operating expenses	15,190	20,130
Loss from operations	(14,811)	(19,751)
Other income (expense):
Interest income, net	452	475
Other income (expense)	57	(122)
Total other income (expense)	509	353
Net loss	$(14,302)	$(19,398)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	$33	$(75)
Comprehensive loss	$(14,269)	$(19,473)
Net loss attributable to common stockholders	$(14,302)	$(19,398)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(0.79)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	27,023,466	24,478,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,302)	$(19,398)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(180)	(62)
Stock-based compensation	1,592	1,421
Other	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,453)	(2,622)
Accounts payable	2,908	358
Deferred revenue	(379)	(379)
Accrued expenses and other liabilities	(4,017)	811
Net cash used in operating activities	(16,831)	(19,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(173)
Purchases of short-term investments	(20,628)	(11,683)
Proceeds from sales and maturities of short-term investments	33,380	24,500
Net cash provided by investing activities	12,752	12,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	830	—
Proceeds from direct stock offering, net	27,571	—
Proceeds from Employee Stock Purchase Plan	27	34
Other	(2)	(1)
Net cash provided by financing activities	28,426	33
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24,347	(7,193)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	33,985	35,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$58,332	$28,196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs included in accounts payable and accrued expenses	$171	$—

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, and the results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 7, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company adopted ASU 2016-02 and its related amendments (collectively known as Accounting Standards Codification (“ASC”) 842) using the prospective method, effective on January 1, 2019. See Note 5 “Leases” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to leases. The Company adopted ASU 2016-02 on January 1, 2019, and it did not have a material impact on its condensed consolidated balance sheet, condensed consolidated statement of comprehensive loss or condensed consolidated statement of cash flows.

4. Revenue from Contracts with Customers

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

The Company determined that the performance obligations associated with the KHK License Agreement include (i) the combined license, rights to access and use materials and data, and rights to additional intellectual property, and (ii) the clinical supply obligation. All other goods or services promised to KHK are immaterial in the context of the agreement. Under ASC 606, the identification of the clinical supply obligation as a distinct performance obligation separate and apart from the license performance obligation resulted in a change in the performance period. The start of the performance period under ASC 606 was determined to be the contract inception date, December 19, 2014. The clinical supply was identified as a separate performance obligation under ASC 606 as (i) the Company is not providing a significant service of integration whereby the clinical supply and other promises are inputs into a combined output, (ii) the clinical supply does not significantly modify or customize the other promises nor is it significantly modified or customized by them, and (iii) the clinical supply is not highly interdependent or highly interrelated with the other promises in the agreement as KHK could choose not to purchase the clinical supply from the Company without significantly affecting the other promised goods or services. The Company further concluded that the clinical supply represented an immaterial performance obligation and therefore the entire $17.3 million allocated to the upfront payment was allocated to the combined license and will be recognized ratably over the performance period, representing contract inception though 2029. In 2017, KHK achieved a development milestone, and was required to pay the Company $5.0 million. The Company is recognizing the development milestone consideration over the performance period coinciding with the license to intellectual property. As the Company determined that its performance obligations associated with the KHK Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement, any payments received by the Company from KHK, including the upfront payment and progress-dependent development and regulatory milestone payments, are recognized as revenue using a time-based proportional performance model over the contract term (December 2014 through 2029) of the collaboration, within license fees. To date no commercial milestone payments or royalties have been achieved.

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of March 31, 2019. Deferred revenue related to the KHK License Agreement was $15.8 million as of March 31, 2019 and will be recognized over the remainder of the contract term.

5. Leases

Adoption of ASC Topic 842, “Leases”

The Company adopted ASC 842 on January 1, 2019, using the prospective approach which provides a method for recording existing leases at adoption using the effective date of the standard as its initial application date. ASC 842 generally requires all leases to be recognized on the balance sheet. In addition, the Company elected the relief package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company not to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, Leases. The adoption of ASC 842 resulted in the recording of an additional lease asset and lease liability of approximately $1.3 million as of January 1, 2019. ASC 842 did not materially impact the Company’s condensed consolidated results of operations, equity or cash flows as of the adoption date or for the periods presented.

Leases

The Company determines whether an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements with lease and non-lease components are accounted for separately. For leases that do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The remaining lease terms as of March 31, 2019 for the facility in Waltham, Massachusetts and New York, New York, were 35 and 23 months, respectively. As of March 31, 2019, the condensed consolidated balance sheet includes a $1.2 million operating lease ROU asset and a $1.4 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the three months ended March 31, 2019, the Company recorded approximately $113,000 in operating lease expense, and made approximately $140,000 in lease payments.

As of March 31, 2019, the remaining lease payments under the current lease agreements:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Operating leases for office space	$1,465	$571	$894	$-	$-

6. Net Loss per Share Attributable to Common Stockholders

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

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(14,302)	$(19,398)
Net loss attributable to common stockholders—basic and diluted	$(14,302)	$(19,398)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(0.79)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	27,023,466	24,478,269

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2019	2018
Options to purchase common stock	5,629,120	4,206,832
Warrants to purchase common stock	4,595,039	—
Employee Stock Purchase Plan	27,471	15,804

In June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares. The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

In March 2019, the Company sold 2,095,039 shares of common stock as well as 2,500,000 pre-funded warrant shares (see Note 13). The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

7. Significant Agreements

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

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of March 31, 2019, the Company’s aggregate payment obligations under this agreement were approximately $24.5 million; and its remaining payment obligations are approximately $8.8 million over an estimated period of approximately three years.

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

Level 1—	Quoted prices (unadjusted) in active markets that are accessible at the market date for identical unrestricted assets or liabilities.
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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Assets:
Cash and cash equivalents	$58,116	$52,604	$5,512	$—
Short-term investments	34,626	—	34,626	—
Total assets	$92,742	$52,604	$40,138	$—
December 31, 2018
Assets:
Cash and cash equivalents	$33,769	$29,270	$4,499	$—
Short-term investments	47,142	—	47,142	—
Total assets	$80,911	$29,270	$51,641	$—

Cash of $52.6 million and $29.3 million as of March 31, 2019 and December 31, 2018, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $5.5 million and $4.5 million as of March 31, 2019 and December 31, 2018, respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $34.6 million and $47.1 million as of March 31, 2019 and December 31, 2018, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 31, 2019, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2019 and 2018. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2019
Commercial paper	$21,854	$4	$—	$21,858
Corporate bonds	12,793	4	—	$12,797
Asset back securities	5,483	—	—	$5,483
	$40,130	$8	$—	$40,138
December 31, 2018
Commercial paper	$22,619	$—	$(15)	$22,604
Corporate bonds	29,047	2	(12)	29,037
	$51,666	$2	$(27)	$51,641

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Short-term deposits	$2,631	$663
Prepaid clinical supplies	62	101
Interest receivable on investments	223	253
Reimbursable costs	790	797
Prepaid insurance	771	188
Other	313	332
Total prepaid expenses and other current assets	$4,790	$2,334

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued professional fees	$880	$484
Accrued compensation and related costs	1,147	2,804
Accrued clinical costs	6,886	9,726
Other	353	135
Total accrued expenses and other current liabilities	$9,266	$13,149

11. Stock-Based Compensation

In January 2019, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 993,438 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2015 Plan was 1,040,302. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$534	$451
General and administrative	1,058	970
Total	$1,592	$1,421

Compensation expense by type of award in the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options	$1,559	$1,393
Employee Stock Purchase Plan	33	28
Total	$1,592	$1,421

During the three months ended March 31, 2019, the Company granted 828,825 stock options to certain executives and employees having service-based vesting conditions. The grant date fair value of the options granted in the three months ended March 31, 2019, was $3.6 million, or $4.31 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

During the three months ended March 31, 2019, the Company granted 583,000 stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $30,000 of stock compensation expense associated with these awards for the three months ended March 31, 2019. For the remaining awards containing performance-based vesting criteria, the achievement of the milestones were considered not probable, nor met, and therefore no expense has been recognized related to these awards for the three months ended March 31, 2019.

No options were exercised in the three months ended March 31, 2019 and 2018.

As of March 31, 2019, there was $10.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

12. Employee Stock Purchase Plan

In January 2019, the number of shares of common stock available for issuance under the ESPP, was increased by 248,359 shares as a result of the automatic increase provision of the ESPP. As of March 31, 2019, the total number of shares of common stock available for issuance under the ESPP was 875,842. The Company issued 23,970 shares during the first three months of 2019.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three months ended March 31, 2019, was approximately $33,000. The compensation expense related to the ESPP recorded in the three months ended March 31, 2018, was approximately $28,000.

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—	—	33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626

The following table represents the changes in stockholders’ equity for the three months ended March 31, 2018:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	8,696	—	—	—	—	—
Stock-based compensation expense	—	—	1,421	—	—	1,421
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Unrealized gains on short-term investments	—	—	—	(75)	—	(75)
Employee withholdings ESPP	—	—	34	—	—	34
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Net loss	—	—	—	—	(19,398)	(19,398)
Balance as of March 31, 2018	24,697,944	$2	$472,026	$(218)	$(384,860)	$86,950

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In the first quarter of 2019, the Company sold 140,819 shares of common stock under the ATM program for net proceeds of $0.8 million. In the second quarter of 2019, through May 7, 2019, the Company sold no additional shares of common stock under the ATM program.

In March 2019, the Company issued 2,095,039 shares of its common stock and pre-funded warrants to purchase 2,500,000 shares of common stock (the “Pre-Funded Warrants”) to certain investors in a registered direct offering. The Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and have a term of 20 years. The Company sold the shares of common stock and Pre-Funded Warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 4,595,039 shares of the Company’s common stock (the “Series Warrants”). The offering price for the securities was $6.00 per share (or $5.9999 for each Pre-Funded Warrant). The aggregate gross proceeds to the Company from this offering were $27.6 million, excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants and offering costs of $0.2 million. No underwriter or placement agent participated in the offering.

The Series Warrants are immediately exercisable. Each Series 1 Warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 Warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series Warrants expire on the earlier of (i) 90 days following the Company’s confirmation to holders of the Company’s release of positive data confirming the achievement of the specified primary endpoint of overall survival benefit in the E2112 clinical trial in breast cancer patients, or (ii) December 31, 2020.

If, prior to the expiration date of the Series Warrant, the Company sells additional capital stock or derivative securities convertible into or exercisable for capital stock, as defined, in one or more related transactions primarily for the purpose of raising capital at a Weighted-Average Price (as described below) below $12.00 per share, then the initial exercise price of the Series Warrants will be automatically reset upon exercise to an exercise price (the “Adjusted Exercise Price”) that is the midpoint between the initial exercise price and the lowest Weighted-Average Price per share at which the Company sells capital stock or derivative securities convertible into or exercisable for capital stock in a subsequent offering prior to the exercise date; provided, however, that the Adjusted Exercise Price will not be reduced below $6.00 per share. The Weighted-Average Price shall be calculated as the weighted-average common stock equivalent price of the equity securities sold in such transaction(s) (excluding any derivative securities with an exercise or conversion price that is above the closing sale price as of the time of pricing such offering(s)). In no event will the exercise price for the Series Warrants be adjusted more than once pursuant to this adjustment mechanism.

The Series Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Series Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. The Company valued the Series Warrants at issuance using the Black Scholes option pricing model and determined the fair value of the 4,595,039 Series Warrants at $3.4 million. The key inputs to the valuation model included the weighted average volatility of 89.1% and the weighted average expected term of 1.4 years.

14. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 7, 2019.

Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our lead product candidate, entinostat is a once-weekly, oral, small molecule, Class I HDAC inhibitor currently being evaluated in a Phase 3 clinical trial in combination with exemestane for advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer, an indication for which it has been granted breakthrough therapy designation by the FDA. In addition, entinostat has been shown to block the function of immune suppressive cells in the tumor microenvironment, and is being evaluated in combination with Keytruda® (pembrolizumab) from Merck & Co., Inc. for non-small cell lung cancer and melanoma.

We are also developing SNDX-5613, an orally-available, small molecule inhibitor of the interaction of menin with the mixed lineage leukemia, or MLL, protein as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) mixed lineage leukemia-rearranged, or MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1, characterized by a somatic mutation in the NPM1 gene, or NPM1c. We expect to file an IND with the FDA in the second quarter of 2019 and initiate a Phase 1 clinical trial in leukemia patients having relapsed or refractory MLLr or NPM1c AML soon after.  Our clinical-stage product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. In many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive tumor-associated macrophages, or TAMs, and enable an immune response against tumors. We are conducting a Phase 1 trial of SNDX-6352 in patients with chronic graft versus host disease, or cGVHD, as well as a Phase 1/1b trial of SNDX-6352, alone or in combination with Imfinzi® (durvalumab), from AstraZeneca plc.   We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to opportunistically license, acquire and develop additional cancer therapies to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2019 and 2018, we reported a net loss of $14.3 million and $19.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $453.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $92.7 million.

Clinical Developments

Entinostat

ECOG-ACRIN has informed us that following its fourth preplanned interim overall survival (OS) analysis, the E2112 trial will continue as planned until either an OS benefit is observed, or the final target number of events occur. E2112 is our NCI-sponsored, ECOG-ACRIN led Phase 3 registration trial of entinostat, a Class I selective HDAC inhibitor, plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer. The next interim analysis for the OS endpoint is scheduled for the fourth quarter of this year, with a final OS assessment, if necessary, to be conducted in second quarter of 2020. Any positive OS assessment would enable us to file for full regulatory approval. The E2112 trial design was informed by the Phase 2b ENCORE 301 trial, the results of which led to entinostat's Breakthrough Therapy designation in HR+, HER2- breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a statistically significant OS benefit.

At the American Association of Cancer Research (AACR) Annual Meeting held from March 29 until April 3, 2019, we presented data from the non-small cell lung cancer (NSCLC) and melanoma cohorts of the ENCORE 601 trial of entinostat in combination with KEYTRUDA® (pembrolizumab), Merck's anti-PD-1 (programmed death receptor-1) therapy. These data provided further evidence that the addition of entinostat to pembrolizumab may overcome resistance to immunotherapy in melanoma and NSCLC patients whose disease progressed on or after anti-PD-1 therapy. As we have previously indicated, following availability of positive E2112 OS results, we will determine whether to advance our entinostat-PD-1 combination programs into one or more registration trials.

SNDX-5613

We expect to file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) for our targeted menin inhibitor, SNDX-5613, later this quarter, with the initiation of a Phase 1 clinical trial in a defined subset of acute leukemia patients expected to follow shortly thereafter.

SNDX-6352

We anticipate initial results from the Phase 1 dose escalation trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD) in the second half of the year. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three months ended March 31, 2019 and 2018 have been solely derived from our license, development and commercialization agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

In October 2017, KHK enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor 2 negative breast cancer. In accordance with the terms of the KHK License Agreement, in December 2017 we received a $5.0 million milestone payment from KHK for achievement of the development milestone.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through March 31, 2019, we have incurred $223.0 million in research and development expenses.

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

There have been no material changes to our critical accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	11,279	15,339	(4,060)	-26%
General and administrative	3,911	4,791	(880)	-18%
Total operating expenses	15,190	20,130	(4,940)	-25%
Loss from operations	(14,811)	(19,751)	(4,940)	-25%
Other income (expense):
Interest income, net	452	475	(23)	-5%
Other income (expense)	57	(122)	179	-147%
Total other income	509	353	156	44%
Net loss	(14,302)	$(19,398)	$(5,096)	-26%

License Fees

For the three months ended March 31, 2019 and 2018, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended March 31, 2019, our total research and development expenses decreased $4.0 million, or 26%, to $11.3 million from $15.3 million for the comparable quarter in the prior year due to a decrease in development activities of $4.4 million and increased employee compensation expense of $0.4 million. The decrease in development activities was primarily due to decreases in spending related to manufacturing activities for SNDX-6352 of $3.0 million offset by increased manufacturing activities for Menin of $0.7 million. Additionally, the decrease in development activities was due to decreased professional expenses of $1.8 million and reduced activity in the clinical programs of $0.3 million. The increase in employee compensation costs was primarily due to increased consulting fees and temporary employees. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
External research and development expenses	$7,273	$11,713	$(4,440)	-38%
Internal research and development expenses	4,006	3,626	380	10%
Total research and development expenses	$11,279	$15,339	$(4,060)	-26%

General and Administrative

For the three months ended March 31, 2019, our total general and administrative expenses decreased $0.9 million, or 18%, to $3.9 million from $4.8 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased pre-commercialization activities of $0.6 million and decreased professional fees of $0.3 million.

Interest Income, Net

For the three months ended March 31, 2019, interest income, net, remained flat from the comparable period in the prior year.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments totaling $92.7 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offerings, our ATM Program, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In March 2016, we completed our IPO whereby we sold 4,809,475 shares of our common stock at the price of $12.00 per share, resulting in total net proceeds of $50.5 million, after deducting underwriting discounts and commissions and offering expenses. In May 2017, we completed a follow-on public offering whereby we sold 3,950,190 shares of our common stock at a price of $13.25 per share, resulting in total net proceeds of $48.7 million, net of underwriting discounts and commissions and offering expenses. In October 2017, we issued to Biotechnology Value Fund, or BVF, 2,021,018 shares of our common stock at a price of $12.37 per share. Net proceeds after deducting expenses were approximately $24.9 million. In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant.  We sold the shares of common stock and pre-funded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing its beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments.

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of the Company’s drug products. During the three months ended March 31, 2019, the Company sold 140,819 shares of common stock, with net proceeds of $0.9 million. As of March 31, 2019, $31.2 million of common stock remained available for sale under the ATM program. No additional shares of common stock were sold up to May 7, 2019.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2019, we had an accumulated deficit of $453.7 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(16,831)	$(19,870)
Net cash provided by investing activities	12,752	12,644
Net cash provided by financing activities	28,426	33
Net decrease in cash, cash equivalents and restricted cash	$24,347	$(7,193)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019, was $16.8 million and primarily consisted of our net loss of $14.3 million adjusted for non-cash items, including stock-based compensation of $1.6 million, a net decrease in operating assets and liabilities of $3.9 million and a net decrease in investment amortization of $0.2 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.5 million and a decrease in deferred revenue of $0.4 million and a decrease in accrued expenses and other liabilities of $4.0 million partially offset by an increase in accounts payable of $2.9 million.

Net cash used in operating activities for the three months ended March 31, 2018, was $19.9 million and primarily consisted of our net loss of $19.4 million adjusted for non-cash items, including stock-based compensation of $1.4 million and a net decrease in operating assets and liabilities of $1.8 million. The increase in our net loss was primarily due to the increase in our development activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.6 million and a decrease in deferred revenue of $0.4 million partially offset by an increase in accounts payable, accrued expenses and other liabilities of $1.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019, was $12.8 million and was primarily due to the $33.4 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $20.6 million of available-for-sale marketable securities.

Net cash used in investing activities for the three months ended March 31, 2018, was $12.6 million and was primarily due to the $24.5 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $11.7 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019, of $28.4 million was primarily due to proceeds from sales of shares of our common stock and a pre-funded warrant, net of fees, of $27.4 million, our at-the-market offering, net of discounts and commissions of $0.8 million.

Net cash provided by financing activities for the three months ended March 31, 2018, of $33,000 was primarily due to purchases pursuant to our 2015 Employee Stock Purchase Plan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 7, 2019.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash and cash equivalents of $58.1 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $34.6 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2019, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. The NCI designed the trial to measure two primary endpoints, progression-free survival, or PFS, and overall survival, or OS. We received the final PFS analysis from ECOG-ACRIN in October 2018 and we expect to receive the final OS analysis no later than the end of 2020. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the high statistical hurdle for the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. In accordance with the trial protocol, ECOG-ACRIN is confidentially holding the findings from the PFS analysis until reporting final OS results. We will not be able to submit an NDA unless and until we receive data demonstrating that the trial has achieved the primary endpoint for OS. In addition, based on scientific advice that we received from the European Medicines Agency in March 2014, the current Phase 3 clinical trial may not be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

Entinostat, SNDX-6352 and SNDX-5613 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely commencement and completion of the Phase 1/1b clinical trials of SNDX-6352 as a monotherapy and in combination with durvalumab;
•

timely completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which has been significantly slower than we anticipated and will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	whether we are able to complete IND enabling studies for SNDX-5613, file an IND with the FDA, and receive FDA acceptance of the IND;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;
•	the prevalence and severity of adverse drug reactions in any of our clinical trials;
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
•

the availability of commercial supplies of therapeutics, including exemestane and clinical supplies of investigational drugs, to support the development and marketing of the entinostat therapy as a component of a combination drug regimen for entinostat;

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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD-1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach is to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD-1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD-1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. We recently completed a full portfolio prioritization assessment and have determined to place the initiation of this trial on hold until we receive final OS results from E2112. However, if we resume this trial, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish efficacy to warrant regulatory submission or approval.

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

Research conducted in the field suggest that MLLr leukemias are driven by the interaction of Menin, a nuclear protein involved in transcription, with MLL-r, a rare, spontaneous fusion between the N-terminus of MLL1 and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interaction, such as SNDX-5613, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenografts harboring MLL fusions. Our approach is to conduct a Phase 1 clinical trial in patients with MLL-r leukemia and assess both the safety and efficacy of SNDX-5613. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in this indication. At this time however, we have not begun clinical testing and thus have not demonstrated a favorable risk-benefit of SNDX-5613 in patients. Failure to do so may warrant discontinuing development in this indication.

We may be unable to transfer, qualify and validate an assay for determining peripheral monocyte levels to be used in conjunction with a future registration enabling non-small cell lung cancer, or NSCLC, trial.

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

We are not developing entinostat as a monotherapy. A shortage in the supply of exemestane or other drugs used in combination with entinostat or cessation of development efforts for investigational agents being studied with entinostat could increase our development costs and adversely affect our ability to commercialize entinostat, and any unexpected adverse events with any of the drugs used in combination with entinostat could halt or delay development of entinostat.

Cancer drugs have from time to time been in short supply and, because many or all of these cancer drugs are also widely used in cancer treatment currently, we will compete with a broad range of healthcare providers and other companies for availability of those drugs. Any shortage of exemestane or other drugs that we are testing in combination with entinostat could adversely affect our ability to timely conduct the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, our future potential Phase 3 clinical trial in NSCLC, any future clinical trials in melanoma, and if entinostat receives regulatory approval, to commercialize entinostat for treatment of advanced HR+, HER2- breast cancer, NSCLC, or melanoma. A shortage of supply may also result in an increase, which could be significant, in our costs of procuring exemestane.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Some of the provisions of the Affordable Care Act have yet to be implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

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

For the quarter ended March 31, 2019, we reported a net loss of $14.3 million; and as of March 31, 2019, we had an accumulated deficit of $453.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of March 31, 2019, $31.2 million of common stock remained available for sale under the at-the-market offering program. In the second quarter of 2019, through May 7, 2019, we sold no additional shares of common stock. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 60% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

None.

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

4.2

Form of Pre-Funded Warrant to purchase Common Stock issued pursuant to the Exchange Agreement between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P., dated June 18, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

4.3	Form of Series Warrant to purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 29, 2019).

4.4

Form of Pre-Funded Warrant issued pursuant to the securities purchase agreement between the Company and Certain Purchasers, dated March 26, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 29, 2019).

10.1†	Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019.

10.2

Securities Purchase Agreement between the Company and the Investors, dated March 26, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 29, 2019).

10.3

Securities Purchase Agreement between the Company and the Investors, dated March 28, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 29, 2019).

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2019

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)