Form 10-Q
period 2019-06-30
Syndax Pharmaceuticals Inc
filed 2019-08-07
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 6, 2019, there were 27,136,794 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•

the timing of the progress and receipt of data from the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory (R/R) acute leukemia and the potential use of SNDX-5613 to treat acute leukemias;

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,666	$33,769
Restricted cash	101	101
Short-term investments	53,854	47,142
Prepaid expenses and other current assets	5,154	2,334
Total current assets	85,775	83,346
Property and equipment, net	327	373
Right-of-use asset, net	1,087	—
Other assets	201	219
Total assets	$87,390	$83,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,276	$1,439
Accrued expenses and other current liabilities	13,168	13,149
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	530	—
Total current liabilities	17,491	16,105
Long-term liabilities:
Deferred revenue, less current portion	13,892	14,650
Right-of-use liability, less current portion	725	—
Other long-term liabilities	7	136
Total long-term liabilities	14,624	14,786
Total liabilities	32,115	30,891
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,117,946 and 24,835,951 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	523,855	492,493
Accumulated other comprehensive income (loss)	58	(25)
Accumulated deficit	(468,641)	(439,423)
Total stockholders’ equity	55,275	53,047
Total liabilities and stockholders’ equity	$87,390	$83,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
License fees	$379	$379	$758	$758
Total revenues	379	379	758	758
Operating expenses:
Research and development	12,290	14,851	23,569	30,190
General and administrative	3,463	4,479	7,374	9,270
Total operating expenses	15,753	19,330	30,943	39,460
Loss from operations	(15,374)	(18,951)	(30,185)	(38,702)
Other income (expense):
Interest income, net	501	459	953	934
Other (expense) income	(43)	104	14	(17)
Total other income	458	563	967	917
Net loss	$(14,916)	$(18,388)	$(29,218)	$(37,785)
Other comprehensive income (loss):
Unrealized gain on marketable securities	$50	$129	$83	$54
Comprehensive loss	$(14,866)	$(18,259)	$(29,135)	$(37,731)
Net loss attributable to common stockholders	$(14,916)	$(18,388)	$(29,218)	$(37,785)
Net loss per share attributable to common stockholders—basic and diluted	$(0.47)	$(0.74)	$(1.00)	$(1.54)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	31,605,279	24,705,441	29,327,029	24,592,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,218)	$(37,785)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(404)	(137)
Stock-based compensation	2,930	2,992
Other	(1)	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,665)	(2,847)
Accounts payable	838	3,067
Deferred revenue	(758)	(758)
Accrued expenses and other liabilities	(78)	451
Net cash used in operating activities	(29,356)	(35,019)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(173)
Purchases of short-term investments	(59,894)	(34,149)
Proceeds from sales and maturities of short-term investments	53,715	66,250
Net cash (used in) provided by investing activities	(6,179)	31,928
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	830	—
Proceeds from direct stock offering, net	27,379	—
Proceeds from stock option exercises	151	26
Proceeds from Employee Stock Purchase Plan	72	97
Other	—	(1)
Net cash provided by financing activities	28,432	122
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,103)	(2,969)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	33,985	35,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$26,882	$32,420
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs included in accounts payable and accrued expenses	$—	$32

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, and the results of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of June 30, 2019. Deferred revenue related to the KHK License Agreement was $15.4 million as of June 30, 2019 and will be recognized over the remainder of the contract term.

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

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The remaining lease terms as of June 30, 2019 for the facility in Waltham, Massachusetts and New York, New York, were 32 and 20 months, respectively. As of June 30, 2019, the condensed consolidated balance sheet includes a $1.1 million operating lease ROU asset and a $1.3 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the six months ended June 30, 2019, the Company recorded approximately $243,000 in operating lease expense and made approximately $282,000 in lease payments.

Future minimum lease payments under the Company’s operating leases as of June 30, 2019 and December 31, 2018, were as follows:

Maturity of lease liabilities	As of	As of
(in thousands)	June 30, 2019	December 31, 2018
2019	$285	$569
2020	585	588
2021	394	395
2022	59	59
Thereafter	—	—
Total lease payments	$1,323	$1,611
Less: imputed interest	(68)
Total operating lease liability	$1,255

Future minimum lease payments under the Company’s capital leases as of June 30, 2019 and December 31, 2018, were $11,000 and $10,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(14,916)	$(18,388)	$(29,218)	$(37,785)
Net loss attributable to common stockholders—basic and diluted	$(14,916)	$(18,388)	$(29,218)	$(37,785)
Net loss per share attributable to common stockholders—basic and diluted	$(0.47)	$(0.74)	$(1.00)	$(1.54)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	31,605,279	24,705,441	29,327,029	24,592,483

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2019	2018
Options to purchase common stock	5,770,616	4,232,590
Warrants to purchase common stock	4,595,039	—
Employee Stock Purchase Plan	18,848	15,804

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

7. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense and has recorded the amount payable in accrued milestone expenses as of June 30, 2019.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. As of June 30, 2019, the Company’s aggregate payment obligations under this agreement were approximately $24.5 million and its remaining payment obligations are approximately $8.3 million over an estimated period of approximately three years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Assets:
Cash and cash equivalents	$26,666	$26,666	$—	$—
Short-term investments	53,854	—	53,854	—
Total assets	$80,520	$26,666	$53,854	$—
December 31, 2018
Assets:
Cash and cash equivalents	$33,769	$29,270	$4,499	$—
Short-term investments	47,142	—	47,142	—
Total assets	$80,911	$29,270	$51,641	$—

Cash of $26.7 million and $29.3 million as of June 30, 2019 and December 31, 2018, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $4.5 million as of December 31, 2018, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $53.9 million and $47.1 million as of June 30, 2019 and December 31, 2018, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2019, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended June 30, 2019 and 2018. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2019
Commercial paper	$31,213	$44	$—	$31,257
Corporate bonds	22,085	13	—	$22,098
Asset back securities	498	1	—	$499
	$53,796	$58	$—	$53,854
December 31, 2018
Commercial paper	$22,619	$—	$(15)	$22,604
Corporate bonds	29,047	2	(12)	29,037
	$51,666	$2	$(27)	$51,641

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Short-term deposits	$3,147	$663
Prepaid clinical supplies	213	101
Interest receivable on investments	208	253
Reimbursable costs	677	797
Prepaid insurance	582	188
Other	327	332
Total prepaid expenses and other current assets	$5,154	$2,334

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued professional fees	$425	$484
Accrued compensation and related costs	1,774	2,804
Accrued clinical costs	6,700	9,726
Accrued milestones	4,000	—
Other	269	135
Total accrued expenses and other current liabilities	$13,168	$13,149

11. Stock-Based Compensation

In January 2019, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 993,438 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2019, the total number of shares of common stock available for issuance under the 2015 Plan was 876,639. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$537	$516	$1,071	$968
General and administrative	801	1,054	1,859	2,024
Total	$1,338	$1,570	$2,930	$2,992

Compensation expense by type of award in the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock options	$1,308	$1,540	$2,867	$2,934
Employee Stock Purchase Plan	30	30	63	58
Total	$1,338	$1,570	$2,930	$2,992

During the six months ended June 30, 2019, the Company granted 1,022,825 stock options to certain executives and employees having service-based vesting conditions. The grant date fair value of the options granted in the six months ended June 30, 2019, was $4.6 million, or $4.47 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of one to four years.

During the six months ended June 30, 2019, the Company granted 583,000 stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $80,000 of stock compensation expense associated with these awards for the six months ended June 30, 2019. For the remaining awards containing performance-based vesting criteria, the achievement of the milestones were considered not probable, nor met, and therefore no expense has been recognized related to these awards for the six months ended June 30, 2019.

There were 22,167 options exercised during the three and six months ended June 30, 2019, resulting in total proceeds of $151,000 and 7,850 options were exercised during the three and six months ended June 30, 2018, resulting in total proceeds of $26,000. The intrinsic value of the options exercised during the six months ended June 30, 2019 and 2018 was $7,000 and $91,000, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of June 30, 2019, there was $11.2 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

12. Employee Stock Purchase Plan

In January 2019, the number of shares of common stock available for issuance under the ESPP, was increased by 248,359 shares as a result of the automatic increase provision of the ESPP. As of June 30, 2019, the total number of shares of common stock available for issuance under the ESPP was 875,842. The Company issued 23,970 shares during the six months end June 30, 2019.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three and six months ended June 30, 2019, was approximately $30,000 and $63,000, respectively. The compensation expense related to the ESPP recorded in the three and six months ended June 30, 2018, was approximately $30,000 and $58,000, respectively.

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2019	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—	—	33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626
Stock-based compensation expense	—	—	1,338	—	—	1,338
Offering expenses associated with direct offering	—	—	(20)	—	—	(20)
Unrealized gains on short-term investments	—	—	—	50	—	50
Employee withholdings ESPP	—	—	46	—	—	46
Proceeds from exercise of stock options	22,167	—	151	—	—	151
Net loss	—	—	—	—	(14,916)	(14,916)
Balance as of June 30, 2019	27,117,946	$3	$523,855	$58	$(468,641)	$55,275

The following table represents the changes in stockholders’ equity for the three and six months ended June 30, 2018:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2018	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	8,696	—	—	—	—	—
Stock-based compensation expense	—	—	1,421	—	—	1,421
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Unrealized gains on short-term investments	—	—	—	(75)	—	(75)
Employee withholdings ESPP	—	—	34	—	—	34
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Net loss	—	—	—	—	(19,398)	(19,398)
Balance as of March 31, 2018	24,697,944	$2	$472,026	$(218)	$(384,860)	$86,951
Stock-based compensation expense	—	—	1,571	—	—	1,571
Proceeds from exercise of stock options	7,850	—	26	—	—	26
Unrealized gains on short-term investments	—	—	—	129	—	129
Employee withholdings ESPP	—	—	63	—	—	63
Retirement of common stock in exchange for common stock warrant [1]	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock [1]	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(18,388)	(18,388)
Balance as of June 30, 2018	22,705,794	$2	$473,686	$(89)	$(403,247)	$70,352

1 On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares. The Company recorded the issuance of the warrant shares and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the warrant shares at an exercise price per share equal to $0.0001 per share and the warrant shares expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder's ownership of the Company's common stock would exceed 9.99 percent following such exercise.

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In the first quarter of 2019, the Company sold 140,819 shares of common stock under the ATM program for net proceeds of $0.8 million. In the second and third quarter of 2019, through August 6, 2019, the Company sold no additional shares of common stock under the ATM program.

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

We are also developing SNDX-5613, an orally-available, small molecule inhibitor of the interaction of menin with the mixed lineage leukemia, or MLL, protein as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) mixed lineage leukemia-rearranged, or MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1, characterized by a somatic mutation in the NPM1 gene, or NPM1c. In July 2019, we announced that the FDA has cleared our IND application to begin a Phase 1/2 trial for SNDX-5613 in patients with relapsed/refractory (R/R) acute leukemias. Our clinical-stage product candidate, SNDX-6352, is a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Researchers believe that in many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive tumor-associated macrophages, or TAMs, and enable an immune response against tumors. We are conducting a Phase 1 trial of SNDX-6352 in patients with chronic graft versus host disease, or cGVHD, as well as a Phase 1/1b trial of SNDX-6352, alone or in combination with Imfinzi® (durvalumab), from AstraZeneca plc. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to opportunistically license, acquire and develop additional cancer therapies to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2019 and 2018, we reported a net loss of $29.2 million and $37.8 million, respectively. As of June 30, 2019, we had an accumulated deficit of $468.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $80.5 million.

Clinical Developments

Entinostat

In May 2019, we announced that the E2112 trial passed its fourth interim overall survival (OS) analysis and will continue as planned until either an OS benefit is observed, or the final target number of events occur. E2112 is our NCI-sponsored, ECOG-ACRIN led Phase 3 registration trial of entinostat, a Class I selective HDAC inhibitor, plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer.

We continue to anticipate the final E2112 interim OS analysis in the fourth quarter of 2019. If necessary, the final OS assessment, which will be triggered when the trial reaches a total of 410 death events, is expected to be conducted in the second quarter of 2020. A positive OS assessment at any point would enable us to file for full regulatory approval. The E2112 trial design was informed by the Phase 2b ENCORE 301 trial, the results of which led to entinostat's Breakthrough Therapy designation in HR+, HER2- breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a strong OS benefit.

SNDX-5613

In July 2019, we announced that the U.S. Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application to begin a Phase 1/2 trial for SNDX-5613, a highly selective Menin inhibitor. We will refer to the clinical development of SNDX-5613 as the AUGMENT Program. The Phase 1/2 open-label trial will assess orally administered SNDX-5613 in adults with relapsed/refractory (R/R) acute leukemias. The Phase 1 dose escalation portion of the study will evaluate the safety, tolerability and pharmacokinetics of SNDX-5613, and will seek to establish a recommended Phase 2 dose. The Phase 2 portion will evaluate efficacy, as defined by Complete Response rate (per International Working Group response criteria), across three expansion cohorts: MLL-rearranged (MLL-r) acute lymphoblastic leukemia (ALL), MLL-r acute myeloid leukemia (AML), and NPM1 mutant AML. We expect to report initial clinical data from the trial in 2020.

SNDX-6352

Enrollment continues in the Phase 1 dose escalation trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD). We now anticipate results from this trial in the second half of 2020. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and six months ended June 30, 2019 and 2018 have been solely derived from our license, development and commercialization agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through June 30, 2019, we have incurred $235.3 million in research and development expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	12,290	14,851	(2,561)	-17%
General and administrative	3,463	4,479	(1,016)	-23%
Total operating expenses	15,753	19,330	(3,577)	-19%
Loss from operations	(15,374)	(18,951)	(3,577)	-19%
Other income (expense):
Interest income, net	501	459	42	9%
Other income (expense)	(43)	104	(147)	-141%
Total other income	458	563	(105)	-19%
Net loss	(14,916)	$(18,388)	$(3,472)	-19%

License Fees

For the three months ended June 30, 2019 and 2018, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended June 30, 2019, our total research and development expenses decreased $2.6 million, or 17%, to $12.3 million from $14.9 million for the comparable quarter in the prior year due to a decrease in employee compensation expense of $0.5 million, decreased manufacturing activities for SNDX-6352 of $1.6 million, decreased professional expenses of $1.2 million and reduced activity primarily in the ENCORE clinical programs of $3.3 million, partly offset by a $4.0 million expense recognized upon the achievement of certain milestones in connection with the Menin program. The decrease in employee compensation costs was primarily due to decreased consulting fees and temporary employees. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
External research and development expenses	$8,747	$10,702	$(1,955)	-18%
Internal research and development expenses	3,543	4,149	(606)	-15%
Total research and development expenses	$12,290	$14,851	$(2,561)	-17%

General and Administrative

For the three months ended June 30, 2019, our total general and administrative expenses decreased $1.0 million, or 23%, to $3.5 million from $4.5 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees of $0.8 million and decreased employee compensation of $0.2 million.

Interest Income, Net

For the three months ended June 30, 2019, interest income, net, remained flat from the comparable period in the prior year.

Comparison of the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
Revenue:
License fees	$758	$758	$—	0%
Total revenues	758	758	—	0%
Operating expenses:
Research and development	23,569	30,190	(6,621)	-22%
General and administrative	7,374	9,270	(1,896)	-20%
Total operating expenses	30,943	39,460	(8,517)	-22%
Loss from operations	(30,185)	(38,702)	(8,517)	-22%
Other income (expense):
Interest income, net	953	934	19	2%
Other expense	14	(17)	31	-182%
Total other income	967	917	50	5%
Net loss	(29,218)	$(37,785)	$(8,567)	-23%

License Fees

For the six months ended June 30, 2019 and 2018, we recognized license fees of $0.8 million and $0.8 million respectively, derived from the KHK license agreement.

Research and Development

For the six months ended June 30, 2019, our total research and development expenses decreased $6.6 million, or 22%, to $23.6 million from $30.2 million for the comparable period in the prior year due to a decrease in employee compensation expense of $0.2 million, decreased professional fees of $3.2 million, decreased manufacturing activities for SNDX-6352 of $4.6 million and decreased activity in the ENCORE and SNDX-6352 clinical programs of $3.4 million, partially offset by increased activities related to the Menin program of $0.8 million and a $4.0 million expense recognized upon the achievement of certain milestones in connection with the Menin program. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
External research and development expenses	$16,020	$22,415	$(6,395)	-29%
Internal research and development expenses	7,549	7,775	(226)	-3%
Total research and development expenses	$23,569	$30,190	$(6,621)	-22%

General and Administrative

For the six months ended June 30, 2019, our total general and administrative expenses decreased $1.9 million, or 20%, to $7.4 million from $9.3 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees of $1.5 million and decreased employee compensation cost of $0.4 million.

Interest Income, Net

For the six months ended June 30, 2019, interest income, net, remained flat from the comparable period in the prior year.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $80.5 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offerings, our ATM Program, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

In April 2017, we entered into a sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of our drug products. During the six months ended June 30, 2019, we sold 140,819 shares of common stock, with net proceeds of $0.9 million. As of June 30, 2019, $31.2 million of common stock remained available for sale under the ATM program. No additional shares of common stock have been sold since June 30, 2019, and through the date of this filing.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2019, we had an accumulated deficit of $468.6 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(29,356)	$(35,019)
Net cash (used in) provided by investing activities	(6,179)	31,928
Net cash provided by financing activities	28,432	122
Net decrease in cash, cash equivalents and restricted cash	$(7,103)	$(2,969)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019, was $29.4 million and primarily consisted of our net loss of $29.2 million adjusted for non-cash items, including stock-based compensation of $2.9 million, a net decrease in operating assets and liabilities of $2.7 million and a net decrease in investment amortization of $0.4 million. The decrease in our net loss was primarily due to the decrease in our clinical trial activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included a decrease in accrued expenses, other liabilities and deferred revenue of $0.8 million and an increase in accounts payable of $0.8 million offset by an increase in prepaid expenses and other assets of $2.7 million.

Net cash used in operating activities for the six months ended June 30, 2018, was $35.0 million and primarily consisted of our net loss of $37.8 million adjusted for non-cash items, including stock-based compensation of $3.0 million, net decrease in operating assets and liabilities of $0.1 million and a net decrease in investment amortization of $0.1 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the decrease in operating assets and liabilities included an increase in prepaid expenses and other assets of $2.8 million and a decrease in deferred revenue of $0.8 million partially offset by an increase in accounts payable, accrued expenses and other liabilities of $3.5 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019, was $6.2 million and was primarily due to the $53.7 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $59.9 million of available-for-sale marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2018, was $31.9 million and was primarily due to the $66.3 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $34.1 million of available-for-sale marketable securities and purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019, of $28.4 million was primarily due to proceeds from sales of shares of our common stock and a pre-funded warrant, net of fees, of $27.4 million and our at-the-market offering, net of discounts and commissions of $0.8 million.

Net cash provided by financing activities for the six months ended June 30, 2018, of $0.1 million was primarily due to purchases pursuant to our 2015 Employee Stock Purchase Plan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the U.S. Securities and Exchange Commission, or SEC, on March 7, 2019.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $26.7 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $53.9 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2019, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, with the emergence of the new therapies such as Verzenio, Kisqali, Ibrance, and Piqray patients enrolled in the Phase 3 clinical trial may be different than those enrolled in our previous Phase 2b clinical trial in that they may have received a CDK 4/6 inhibitor prior to our trial and therefore may respond differently to treatment with entinostat. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

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

Entinostat, SNDX-6352 and SNDX-5613 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely commencement and completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD-1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach was to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD-1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD-1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. We recently completed a full portfolio prioritization assessment and have determined to place the initiation of a potential registration trial on hold until we receive final OS results from E2112. However, if we resume this trial, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish efficacy to warrant regulatory submission or approval.

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

Our strategy for developing SNDX-5613 has not yet undergone clinical testing and we may fail to show that the drug is safe, well tolerated and provides clinical benefit for patients.

Research suggests that certain acute leukemias, such as MLLr leukemias and NPM1 mutant AML, are dependent on the interaction of Menin, a nuclear protein involved in transcription, with the mixed lineage leukemia protein-1 (MLL1, also known as KMT2A). In pre-clinical animal models, small molecules, such as SNDX-5613, which bind to, and block the interaction of menin with MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in patients with relapsed/refractory acute leukemias. The Phase 1 portion of the study will assess the safety, tolerability and pharmacokinetics of SNDX-5613, and will seek to establish a recommended Phase 2 dose. The Phase 2 portion will evaluate efficacy, as defined by Complete Remission rate, across three expansion cohorts enrolling adult patients with MLL-r acute lymphoblastic leukemia (ALL), MLL-r acute myeloid leukemia (AML), and NPM1 mutant AML. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in one or more of these indications. At this time however, we have not begun clinical testing and thus have not demonstrated a favorable risk-benefit of SNDX-5613 in patients. Failure to do so may warrant discontinuing development one or more of these indications.

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

If entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it could face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, Verzenio, Piqray and other therapies under FDA review or currently in Phase 3 clinical development.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain additional drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. While some of these and other-sharing for generic drugs for low-income patients. While proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that the Affordable Care Act, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

For the six months ended June 30, 2019, we reported a net loss of $29.2 million; and as of June 30, 2019, we had an accumulated deficit of $468.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through March 31, 2019 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We did not experience ownership changes since August 21, 2015 but we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In April 2017, we filed a shelf registration statement on Form S-3 (Registration No. 333-217172) that allows us to sell up to an aggregate of $200 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of June 30, 2019, $31.2 million of common stock remained available for sale under the at-the-market offering program. We have sold no additional shares of common stock since June 30, 2019, and through the date of this filing. We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Any of these events could significantly harm our business, financial condition and prospects.

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

As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 59% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: August 7, 2019

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)