Form 10-Q
period 2019-09-30
Syndax Pharmaceuticals Inc
filed 2019-11-07
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, there were 27,140,484 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,581	$33,769
Restricted cash	101	101
Short-term investments	41,657	47,142
Prepaid expenses and other current assets	2,511	2,334
Total current assets	74,850	83,346
Property and equipment, net	304	373
Right-of-use asset, net	826	—
Other assets	401	219
Total assets	$76,381	$83,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,757	$1,439
Accrued expenses and other current liabilities	9,542	13,149
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	478	—
Total current liabilities	18,294	16,105
Long-term liabilities:
Deferred revenue, less current portion	13,513	14,650
Right-of-use liability, less current portion	525	—
Other long-term liabilities	6	136
Total long-term liabilities	14,044	14,786
Total liabilities	32,338	30,891
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,140,484 and 24,835,951 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	525,485	492,493
Accumulated other comprehensive income (loss)	25	(25)
Accumulated deficit	(481,470)	(439,423)
Total stockholders’ equity	44,043	53,047
Total liabilities and stockholders’ equity	$76,381	$83,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License fees	$379	$379	$1,138	$1,138
Total revenues	379	379	1,138	1,138
Operating expenses:
Research and development	9,923	14,095	33,492	44,286
General and administrative	3,605	4,125	10,980	13,395
Total operating expenses	13,528	18,220	44,472	57,681
Loss from operations	(13,149)	(17,841)	(43,334)	(56,543)
Other income (expense):
Interest income, net	395	488	1,349	1,422
Other (expense) income, net	(75)	15	(62)	(3)
Total other income	320	503	1,287	1,419
Net loss	$(12,829)	$(17,338)	$(42,047)	$(55,124)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	$(33)	$54	$50	$108
Comprehensive loss	$(12,862)	$(17,284)	$(41,997)	$(55,016)
Net loss attributable to common stockholders	$(12,829)	$(17,338)	$(42,047)	$(55,124)
Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(0.68)	$(1.40)	$(2.21)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	31,630,639	25,471,587	30,103,338	24,888,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,047)	$(55,124)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization and accretion	(580)	(282)
Amortization of operating leases	226	—
Stock-based compensation	4,480	4,729
Other	2	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(62)	(2,784)
Accounts payable	5,193	948
Deferred revenue	(1,138)	(1,138)
Accrued expenses and other liabilities	(3,959)	164
Net cash used in operating activities	(37,885)	(53,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(173)
Purchases of short-term investments	(68,892)	(60,141)
Proceeds from sales and maturities of short-term investments	75,077	95,750
Net cash provided by investing activities	6,185	35,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	830	9,438
Proceeds from direct stock offering, net	27,379	—
Proceeds from stock option exercises	178	26
Proceeds from Employee Stock Purchase Plan	125	129
Other	—	(9)
Net cash provided by financing activities	28,512	9,584
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,188)	(8,468)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	33,985	35,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$30,797	$26,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs included in accounts payable and accrued expenses	$126	$—

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of September 30, 2019. Deferred revenue related to the KHK License Agreement was $15.0 million as of September 30, 2019 and will be recognized over the remainder of the contract term.

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

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The remaining lease terms as of September 30, 2019 for the facility in Waltham, Massachusetts and New York, New York, were 29 months and 17 months, respectively. As of September 30, 2019, the condensed consolidated balance sheet includes a $0.8 million operating lease ROU asset and a $1.0 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the nine months ended September 30, 2019, the Company recorded approximately $365,000 in operating lease expense and made approximately $424,000 in lease payments.

Future minimum lease payments under the Company’s operating leases as of September 30, 2019 and December 31, 2018, were as follows:

Maturity of lease liabilities	As of	As of
(in thousands)	September 30, 2019	December 31, 2018
2019	$142	$569
2020	585	588
2021	394	395
2022	59	59
Thereafter	—	—
Total lease payments	$1,180	$1,611
Less: imputed interest	(177)
Total operating lease liability	$1,003

Future minimum lease payments under the Company’s capital leases as of September 30, 2019 and December 31, 2018, were $10,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(12,829)	$(17,338)	$(42,047)	$(55,124)
Net loss attributable to common stockholders—basic and diluted	$(12,829)	$(17,338)	$(42,047)	$(55,124)
Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(0.68)	$(1.40)	$(2.21)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	31,630,639	25,471,587	30,103,338	24,888,738

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2019	2018
Options to purchase common stock	6,053,654	4,272,646
Warrants to purchase common stock	4,595,039	—
Employee Stock Purchase Plan	15,223	29,736

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

7. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The amount payable has been recorded in accounts payable as of September 30, 2019.

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

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. During the second quarter of 2016, the ECOG Agreement was amended to provide additional study activities and the contractual obligation increased by $0.8 million. During the first quarter of 2017, the ECOG Agreement was amended to expand the study to include enrollments from sites in Korea and to provide additional study activities and the contractual obligation increased by $2.0 million. The total contractual costs under this agreement are $24.6 million. As of September 30, 2019, the Company’s aggregate remaining payment obligations under the agreement are approximately $7.5 million, which are estimated to be paid over approximately two years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Assets:
Cash and cash equivalents	$30,581	$28,583	$1,998	$—
Short-term investments	41,657	—	41,657	—
Total assets	$72,238	$28,583	$43,655	$—
December 31, 2018
Assets:
Cash and cash equivalents	$33,769	$29,270	$4,499	$—
Short-term investments	47,142	—	47,142	—
Total assets	$80,911	$29,270	$51,641	$—

Cash and cash equivalents of $28.6 million and $29.3 million as of September 30, 2019 and December 31, 2018, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $2.0 and $4.5 million as of September 30, 2019 and December 31, 2018, respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Short-term investments of $41.7 million and $47.1 million as of September 30, 2019 and December 31, 2018, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2019, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2019 and 2018. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2019
Commercial paper	$29,892	$21	$—	$29,913
Corporate bonds	13,239	4	—	$13,243
Asset back securities	499	—	—	$499
	$43,630	$25	$—	$43,655
December 31, 2018
Commercial paper	$22,619	$—	$(15)	$22,604
Corporate bonds	29,047	2	(12)	29,037
	$51,666	$2	$(27)	$51,641

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Short-term deposits	$804	$663
Prepaid clinical supplies	201	101
Interest receivable on investments	216	253
Reimbursable costs	468	797
Prepaid insurance	437	188
Other	385	332
Total prepaid expenses and other current assets	$2,511	$2,334

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued professional fees	$541	$484
Accrued compensation and related costs	2,239	2,804
Accrued clinical costs	6,499	9,726
Other	263	135
Total accrued expenses and other current liabilities	$9,542	$13,149

11. Stock-Based Compensation

In January 2019, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 993,438 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2019, the total number of shares of common stock available for issuance under the 2015 Plan was 589,911. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$510	$472	$1,581	$1,440
General and administrative	1,040	1,265	2,899	3,289
Total	$1,550	$1,737	$4,480	$4,729

Compensation expense by type of award in the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock options	$1,524	$1,701	$4,391	$4,635
Employee Stock Purchase Plan	26	36	89	94
Total	$1,550	$1,737	$4,480	$4,729

During the nine months ended September 30, 2019, the Company granted 1,343,025 stock options having service-based vesting conditions to certain executives, employees and consultants. The grant date fair value of the options granted in the nine months ended September 30, 2019 was $6.5 million, or $4.87 per share on a weighted-average basis, and will be recognized as compensation expense over the requisite service period of one to four years.

During the nine months ended September 30, 2019, the Company granted to certain employees 583,000 stock options that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $131,000 of stock compensation expense associated with these awards for the nine months ended September 30, 2019. For the remaining milestones, achievement of the performance conditions was considered not probable, nor met, and therefore no expense has been recognized related to these awards for the nine months ended September 30, 2019.

There were 3,690 and 25,857 options exercised during the three and nine months ended September 30, 2019, resulting in total proceeds of $27,000 and $178,000, respectively, there were zero and 7,850 options exercised during the three and nine months ended September 30, 2018, resulting in total proceeds of $0 and $26,000, respectively. The intrinsic value of the options exercised during the three and nine months ended September 30, 2019 was $6,000 and $13,000, respectively, and $0 and $91,000, respectively, during the three and nine months ended September 30, 2018. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

As of September 30, 2019, there was $11.5 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.4 years. Stock compensation costs have not been capitalized by the Company.

12. Employee Stock Purchase Plan

In January 2019, the number of shares of common stock available for issuance under the ESPP, was increased by 248,359 shares as a result of the automatic increase provision of the ESPP. As of September 30, 2019, the total number of shares of common stock available for issuance under the ESPP was 856,994. During the three and nine months ended September 30, 2019, the Company issued 18,848 and 42,818 shares, respectively.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three and nine months ended September 30, 2019, was approximately $26,000 and $89,000, respectively. The compensation expense related to the ESPP recorded in the three and nine months ended September 30, 2018, was approximately $36,000 and $94,000, respectively.

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2019	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—	—	33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626
Stock-based compensation expense	—	—	1,338	—	—	1,338
Offering expenses associated with direct offering	—	—	(20)	—	—	(20)
Unrealized gains on short-term investments	—	—	—	50	—	50
Employee withholdings ESPP	—	—	46	—	—	46
Proceeds from exercise of stock options	22,167	—	151	—	—	151
Net loss	—	—	—	—	(14,916)	(14,916)
Balance as of June 30, 2019	27,117,946	$3	$523,855	$58	$(468,641)	$55,275
Stock purchase under ESPP	18,848	—	—	—	—	—
Stock-based compensation expense	—	—	1,550	—	—	1,550
Unrealized loss on short-term investments	—	—	—	(33)	—	(33)
Employee withholdings ESPP	—	—	53	—	—	53
Proceeds from exercise of stock options	3,690	—	27	—	—	27
Net loss	—	—	—	—	(12,829)	(12,829)
Balance as of September 30, 2019	27,140,484	$3	$525,485	$25	$(481,470)	$44,043

The following table represents the changes in stockholders’ equity for the three and nine months ended September 30, 2018:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2018	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Stock purchase under ESPP	8,696	—	—	—	—	—
Stock-based compensation expense	—	—	1,421	—	—	1,421
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Unrealized gains on short-term investments	—	—	—	(75)	—	(75)
Employee withholdings ESPP	—	—	34	—	—	34
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Net loss	—	—	—	—	(19,398)	(19,398)
Balance as of March 31, 2018	24,697,944	$2	$472,026	$(218)	$(384,860)	$86,950
Stock-based compensation expense	—	—	1,571	—	—	1,571
Proceeds from exercise of stock options	7,850	—	26	—	—	26
Unrealized gains on short-term investments	—	—	—	129	—	129
Employee withholdings ESPP	—	—	63	—	—	63
Retirement of common stock in exchange for common stock warrant [1]	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock [1]	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(18,388)	(18,388)
Balance as of June 30, 2018	22,705,794	$2	$473,686	$(89)	$(403,248)	$70,351
Stock-based compensation expense	—	—	1,737	—	—	1,737
Stock purchase under ESPP	15,988	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $31 offering expenses	1,329,582	—	9,438	—	—	9,438
Unrealized gains on short-term investments	—	—	—	54	—	54
Employee withholdings ESPP	—	—	32	—	—	32
Net loss	—	—	—	—	(17,338)	(17,338)
Balance as of September 30, 2018	24,051,364	$2	$484,893	$(35)	$(420,586)	$64,274

1 On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 warrant shares. The Company recorded the issuance of the warrant shares and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the warrant shares at an exercise price per share equal to $0.0001 per share and the warrant shares expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding warrants to purchase shares of common stock may not be exercised if the holder's ownership of the Company's common stock would exceed 9.99% of the shares of common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided such limitation cannot exceed 19.99%) following such exercise.

In August 2019, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In 2019, prior to the effectiveness of the 2019 ATM Program (as described below), the Company sold 140,819 shares of common stock under the 2017 ATM program (as described below) for net proceeds of $0.8 million. No shares of common stock have been sold under the 2019 ATM program.

In April 2017, the Company entered into a sales agreement with Cowen under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2017 ATM Program”). This agreement was replaced by the 2019 ATM Program.

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

The Series Warrants are immediately exercisable. Each Series 1 Warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 Warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments (as described below). The Series Warrants expire on the earlier of (i) 90 days following the Company’s confirmation to holders of the Company’s release of positive data confirming the achievement of the specified primary endpoint of overall survival benefit in the E2112 clinical trial in breast cancer patients, or (ii) December 31, 2020.

If, prior to the expiration date of the Series Warrant, the Company sells additional capital stock or derivative securities convertible into or exercisable for capital stock (other than Exempted Securities as defined by the Series Warrant) in one or more related transactions primarily for the purpose of raising capital at a Weighted-Average Price (as described below) below $12.00 per share, then the initial exercise price of the Series Warrants will be automatically reset upon exercise to an exercise price (the “Adjusted Exercise Price”) that is the midpoint between the initial exercise price and the lowest Weighted-Average Price per share at which the Company sells capital stock or derivative securities convertible into or exercisable for capital stock in a subsequent offering prior to the exercise date; provided, however, that the Adjusted Exercise Price will not be reduced below $6.00 per share. The Weighted-Average Price shall be calculated as the weighted-average common stock equivalent price of the equity securities sold in such transaction(s) (excluding any derivative securities with an exercise or conversion price that is above the closing sale price as of the time of pricing such offering(s)). In no event will the exercise price for the Series Warrants be adjusted more than once pursuant to this adjustment mechanism.

The Pre-Funded Warrants and the Series Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 9.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 19.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

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

Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our lead product candidate, entinostat is a once-weekly, oral, small molecule, Class I HDAC inhibitor currently being evaluated in a Phase 3 clinical trial (E2112) in combination with exemestane for advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer, an indication for which it has been granted breakthrough therapy designation by the FDA. In addition, entinostat has been shown to block the function of immune suppressive cells in the tumor microenvironment.

We are also developing SNDX-5613, an orally-available, small molecule inhibitor of the interaction of menin with the mixed lineage leukemia, or MLL, protein as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) mixed lineage leukemia-rearranged, or MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1, characterized by a somatic mutation in the NPM1 gene, or NPM1c. We are conducting a Phase 1/2 open-label trial, which we refer to as AUGMENT, to assess orally administered SNDX-5613 in adults with relapsed/refractory (R/R) acute leukemias.

In addition to entinostat and SNDX-5613, we are developing SNDX-6352, a monoclonal antibody that targets the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Donor derived, pro-inflammatory macrophages that are CSF-1R signaling dependent have been shown in preclinical studies to be responsible for symptoms associated with chronic graft versus host disease, or cGVHD. We believe that treatment with SNDX-6352 may reduce the number of these pro-inflammatory macrophages and play a meaningful role as a monotherapy agent in the treatment of cGVHD and are conducting a Phase 1 trial of SNDX-6352 in patients with cGVHD.  Researchers have also shown that in many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive tumor-associated macrophages, or TAMs, and enable an immune response against tumors. To that end we are testing SNDX-6352, alone or in combination with Imfinzi® (durvalumab), from AstraZeneca plc, in a Phase 1/1b trial in solid tumors.

We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to opportunistically license, acquire and develop additional cancer therapies to expand our pipeline. We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $42.0 million and $55.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $481.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $72.2 million.

Clinical Developments

Entinostat

In October 2019, reported that the E2112 trial passed its fifth and final interim OS analysis. E2112 is our NCI-sponsored, ECOG-ACRIN-led Phase 3 registration trial of entinostat, a Class I selective HDAC inhibitor, plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer.

We continue to anticipate the trial will reach 410 death events in second quarter of 2020, which will trigger the final E2112 OS analysis. A positive OS assessment at that time would enable us to file for full regulatory approval in the U.S. The E2112 trial design was informed by the Phase 2b ENCORE 301 trial, the results of which led to entinostat's Breakthrough Therapy designation in HR+ breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a strong OS benefit.

In the first quarter of 2019, we completed a full portfolio prioritization assessment and have determined to place the initiation of potential registration trials in non-small cell lung cancer and melanoma on hold until we receive final overall survival (“OS”) results from E2112.

SNDX-5613

We announced that the first patient has been dosed in the Phase 1/2 open-label AUGMENT-101 trial of orally administered SNDX-5613. The Phase 1 dose escalation portion of AUGMENT-101 will enroll adults with relapsed/refractory acute leukemias, including patients with MLL-rearrangements and NPM1c mutations, and establish a recommended Phase 2 dose. The Phase 2 portion will evaluate efficacy, as defined by Complete Response rate (per International Working Group response criteria), across three expansion cohorts: MLL-rearranged (MLL-r) acute lymphoblastic leukemia (ALL), MLL-r AML and NPM1 mutant AML. We expect to report initial clinical data from the trial in 2020.

SNDX-6352

We announced that the FDA has agreed to a recent request to amend enrollment criteria for its ongoing Phase 1 dose escalation trial of SNDX-6352, our anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD). Consistent with the evolving treatment paradigm for this patient population, the majority of patients will no longer be required to have progressed on prior IMBRUVICA® (ibrutinib) therapy in order to enroll in the study. In addition, the FDA has agreed to expand enrollment to include adolescents.

Enrollment in this trial is ongoing, and we continue to anticipate results in the second half of 2020. The trial is designed to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a recommended Phase 2 dose and schedule.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and nine months ended September 30, 2019 and 2018 have been solely derived from our license, development and commercialization agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, under which we granted KHK an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KHK license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KHK’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through September 30, 2019, we have incurred $245.2 million in research and development expenses.

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

Interest Income, Net

Interest income consists of interest income earned on our cash, cash equivalents and short-term investment balances. Interest expense consists primarily of interest expense on leases.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	9,923	14,095	(4,172)	-30%
General and administrative	3,605	4,125	(520)	-13%
Total operating expenses	13,528	18,220	(4,692)	-26%
Loss from operations	(13,149)	(17,841)	(4,692)	-26%
Other income (expense):
Interest income, net	395	488	(93)	-19%
Other (expense) income, net	(75)	15	(90)	-600%
Total other income	320	503	(183)	-36%
Net loss	(12,829)	$(17,338)	$(4,509)	-26%

License Fees

For the three months ended September 30, 2019 and 2018, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KHK license agreement.

Research and Development

For the three months ended September 30, 2019, our total research and development expenses decreased $4.2 million, or 30%, to $9.9 million from $14.1 million for the comparable quarter in the prior year due to a decrease in employee compensation expense of $0.6 million, decreased activity in the ENCORE and SNDX-6352 clinical programs of $2.2 million, decreased research studies of $0.6 million, decreased manufacturing activities for SNDX-6352 of $0.2 million, and decreased professional expenses of $1.2 million, partly offset by increased activity in the Menin clinical programs of $0.6 million. The decrease in employee compensation costs was primarily due to decreased headcount, consulting fees and temporary employees. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
External research and development expenses	$6,806	$10,156	$(3,350)	-33%
Internal research and development expenses	3,117	3,939	(822)	-21%
Total research and development expenses	$9,923	$14,095	$(4,172)	-30%

General and Administrative

For the three months ended September 30, 2019, our total general and administrative expenses decreased $0.5 million, or 13%, to $3.6 million from $4.1 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees of $0.3 million and decreased employee compensation of $0.2 million.

Interest Income, Net

For the three months ended September 30, 2019, interest income, net, decreased $0.1 million, or 19%, to $0.4 million from $0.5 million for the comparable period in the prior year. The decrease in total interest income, net, was primarily due to decreased cash.

Comparison of the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
Revenue:
License fees	$1,138	$1,138	$—	0%
Total revenues	1,138	1,138	—	0%
Operating expenses:
Research and development	33,492	44,286	(10,794)	-24%
General and administrative	10,980	13,395	(2,415)	-18%
Total operating expenses	44,472	57,681	(13,209)	-23%
Loss from operations	(43,334)	(56,543)	(13,209)	-23%
Other income (expense):
Interest income, net	1,349	1,422	(73)	-5%
Other expense, net	(62)	(3)	(59)	1967%
Total other income	1,287	1,419	(132)	-9%
Net loss	(42,047)	$(55,124)	$(13,077)	-24%

License Fees

For the nine months ended September 30, 2019 and 2018, we recognized license fees of $1.1 million and $1.1 million respectively, derived from the KHK license agreement.

Research and Development

For the nine months ended September 30, 2019, our total research and development expenses decreased $10.8 million, or 24%, to $33.5 million from $44.3 million for the comparable period in the prior year due to a decrease in employee compensation expense of $0.7 million, decreased professional fees of $4.4 million, decreased manufacturing activities for SNDX-6352 of $4.9 million and decreased activity in the ENCORE and SNDX-6352 clinical programs of $5.6 million, and decreased research studies of $0.3 million, partially offset by increased activities related to the Menin program of $1.1 million and a $4.0 million expense recognized in 2019 upon the achievement of certain milestones in connection with the Menin program. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	$	%
	(In thousands)
External research and development expenses	$22,826	$32,571	$(9,745)	-30%
Internal research and development expenses	10,666	11,715	(1,049)	-9%
Total research and development expenses	$33,492	$44,286	$(10,794)	-24%

General and Administrative

For the nine months ended September 30, 2019, our total general and administrative expenses decreased $2.4 million, or 18%, to $11.0 million from $13.4 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased legal and professional fees of $1.8 million and decreased employee compensation cost of $0.6 million.

Interest Income, Net

For the nine months ended September 30, 2019, interest income, net, decreased $0.1 million, or 5%, to $1.3 million from $1.4 million for the comparable period in the prior year. The decrease in total interest income, net, was primarily due to decreased cash.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and short-term investments totaling $72.2 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offerings, our ATM programs, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant.  We sold the shares of common stock and pre-funded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing its beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. For additional information, see Note 13 to the condensed consolidated financial statements.

In April 2017, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time, or the 2017ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used for general corporate purposes, including expenditures for research and development of our drug products. Prior to the effectiveness of the 2019 ATM Program (as described below), we sold 140,819 shares of common stock, with net proceeds of $0.9 million.

In August 2019, we entered into a new sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used to fund the research and development of our product candidates, acquire or invest in businesses, products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus, and for working capital and general corporate purposes. No shares of common stock were sold under the 2019 ATM Program.

As of September 30, 2019, $50.0 million of common stock remained available for sale under the 2019 ATM Program. No shares of common stock have been sold since September 30, 2019, and through the date of this filing.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2019, we had an accumulated deficit of $481.5 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(37,885)	$(53,488)
Net cash provided by investing activities	6,185	35,436
Net cash provided by financing activities	28,512	9,584
Net decrease in cash, cash equivalents and restricted cash	$(3,188)	$(8,468)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019, was $37.9 million and primarily consisted of our net loss of $42.0 million adjusted for non-cash items, including stock-based compensation of $4.5 million and investment amortization and depreciation of $0.6 million and a net increase in operating assets and liabilities of $0.3 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the increase in operating assets and liabilities included a decrease in accrued expenses, other liabilities and deferred revenue of $4.9 million, a decrease in prepaid expenses and other assets of $0.1 million offset by an increase in accounts payable of $5.3 million.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019, was $6.2 million and was primarily due to the $75.1 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $68.9 million of available-for-sale marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $35.4 million and was primarily due to the $95.8 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $60.1 million of available-for-sale marketable securities and purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019, of $28.5 million was primarily due to proceeds from sales of shares of our common stock and a pre-funded warrant, net of fees, of $27.4 million, our at-the-market offering, net of discounts and commissions of $0.8 million, exercise of stock options of $0.2 million and purchases pursuant to our 2015 Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2018, of $9.6 million was primarily due to proceeds from sales of shares of common stock under our at-the-market offering, net of discounts and commissions of $9.4 million and purchases pursuant to our 2015 Employee Stock Purchase Plan of $0.1 million.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $30.6 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $41.7 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2019, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

We have entered into an arrangement with ECOG-ACRIN, pursuant to which it, with sponsorship and funding support by the NCI, is conducting the Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer patients. While we provide operational and logistical support for the trial, we have limited control of their activities. We cannot control whether ECOG-ACRIN will devote sufficient time and resources to the trial, including as a result of any reduction or delay in government funding or sponsorship of the activities of ECOG-ACRIN or the NCI. If ECOG-ACRIN or the NCI does not successfully carry out its obligations and responsibilities or meet expected deadlines or if the quality or accuracy of the clinical data that ECOG-ACRIN obtains is compromised due to the failure to adhere to Good Clinical Practices, or GCPs, clinical protocols, regulatory requirements or for other reasons, the Phase 3 clinical trial may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, entinostat. As a result, our results of operations and the commercial prospects for entinostat would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Although the Phase 3 clinical trial is being conducted by ECOG-ACRIN, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on ECOG-ACRIN does not relieve us of our regulatory responsibilities. We are required to comply with GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and foreign regulatory authorities for any product in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with GCP requirements. In addition, we must conduct our trials with products produced under current Good Manufacturing Practices regulations, or cGMP requirements. Failure to comply with any of these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory development process.

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

In order to market any approved product candidate in the future, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities. To develop our internal sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources in the future. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

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

Entinostat, SNDX-6352 and SNDX-5613 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
•

timely completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which has been significantly slower than we anticipated and will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	timely completion of the Phase 1/1b clinical trials of SNDX-6352 as a monotherapy and in combination with durvalumab;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;
•	the prevalence and severity of adverse drug reactions in any of our clinical trials;
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

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD-1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach was to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD-1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD-1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. However, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish efficacy to warrant regulatory submission or approval. In the first quarter of 2019, we completed a full portfolio prioritization assessment and have determined to place the initiation of potential registration trials in non-small cell lung cancer and melanoma on hold until we receive final OS results from E2112.

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

Research suggests that certain acute leukemias, such as MLLr leukemias and NPM1 mutant AML, are dependent on the interaction of Menin, a nuclear protein involved in transcription, with the mixed lineage leukemia protein-1 (MLL1, also known as KMT2A). In pre-clinical animal models, small molecules, such as SNDX-5613, which bind to, and block the interaction of menin with MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in patients with relapsed/refractory acute leukemias. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. The Phase 2 portion will evaluate efficacy, as defined by Complete Remission rate, across three expansion cohorts enrolling adult patients with MLL-r acute lymphoblastic leukemia (ALL), MLL-r acute myeloid leukemia (AML), and NPM1 mutant AML. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in one or more of these indications. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients and we may be unable to establish sufficient efficacy to warrant continued development in one or more of these indications.

We may be unable to transfer, qualify and validate an assay for determining peripheral monocyte levels to be used in conjunction with a future registration enabling non-small cell lung cancer, or NSCLC, trial.

In October 2018, we announced that we are proceeding with a registration trial in NSCLC patients whose disease has progressed after both platinum-based combination chemotherapy and a PD-1 antagonist therapy. We designed the trial to both validate a classical monocyte biomarker and demonstrate that the combination therapy of entinostat plus Keytruda is superior to standard of care chemotherapy in a high monocyte population. This trial will require testing patients for levels of circulating classical monocytes prior to treatment before assigning them to the appropriate arm of the trial. The assay that our academic collaborators have used to determine circulating levels of classical monocytes has not been developed or validated to the qualifications that the FDA may require for patient selection. We are working to measure circulating levels of cells, including monocytes, but we may not be able to successfully transfer, qualify and validate an assay for determining peripheral monocyte levels that will be acceptable to the FDA. In the first quarter of 2019, we completed a full portfolio prioritization assessment and have determined to place the initiation of this trial on hold until we receive final OS results from E2112.

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

For the nine months ended September 30, 2019, we reported a net loss of $42.0 million; and as of September 30, 2019, we had an accumulated deficit of $481.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. In August 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-233564) that allows us to sell up to an aggregate of $300 million of our common stock, which includes up to $50.0 million designated for an at-the-market offering program. As of September 30, 2019, $50.0 million of common stock remained available for sale under the at-the-market offering program. We have sold no shares of common stock since September 30, 2019, and through the date of this filing.

We also have two outstanding series of warrants, Series 1 warrants and Series 2 warrants.  As of September 30, 2019, there were 2,297,517 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $12.00 per share, and there were 2,297,522 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $18.00 per share.  If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised.

As of November 6, 2019, we have 4,500,000 pre-funded warrant shares outstanding. The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

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

As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 65% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In August 2019, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. No shares of common stock were sold under the 2019 ATM program.

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

10.1†	Amendment No. 11 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated July 1, 2019.

10.2†	Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: November 7, 2019

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)