Form 10-K
period 2019-12-31
Syndax Pharmaceuticals Inc
filed 2020-03-05
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $208.3 million, based on the closing price of the registrant’s common stock on June 30, 2019. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of  the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 4, 2020, there were 30,240,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the timing of the progress and receipt of data from the Phase 1 clinical trial of SNDX-6352 and the potential use of SNDX-6352 to treat various cancer indications;
•	the timing of the progress and receipt of data from the Phase 1b/2 clinical trial of SNDX-6352 in chronic Graft Versus Host Disease (cGVHD);
•

the timing of the progress and receipt of data from the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory (R/R) acute leukemia and the potential use of SNDX-5613 to treat acute leukemias;

•

the timing of the progress and receipt of data from the Phase 1b/2 clinical trial of entinostat with Tecentriq® (atezolizumab) from Genentech, Inc., a member of the Roche Group, in advanced HR+, HER2- breast cancer;

•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Kirin Co., Ltd., UCB Biopharma Sprl and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients;
•	developments relating to our competitors and our industry; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” below and for the reasons described elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our

ii

current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our lead product candidate, entinostat is a once-weekly, oral, small molecule, Class I HDAC inhibitor currently being evaluated in the Phase 3 E2112 registrational clinical trial in combination with exemestane for advanced hormone receptor positive, or HR+, human epidermal growth factor receptor 2 negative, or HER2-, breast cancer, an indication for which entinostat has been granted breakthrough therapy designation from the U.S Food and Drug Administration, or FDA. We continue to anticipate that the Phase 3 E2112 clinical trial will reach 410 death events in the second quarter of 2020, triggering the final overall survival, or OS, analysis. The Phase 3 E2112 clinical trial design was informed by the Phase 2b ENCORE 301 clinical trial, the results of which led to entinostat’s breakthrough therapy designation from the FDA in HR+ breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a clinically meaningful OS benefit over treatment with exemestane alone.

Our second clinical-stage product candidate, SNDX-5613, is our orally available, small molecule inhibitor of the interaction of menin with the mixed lineage leukemia protein, or MLL. We are developing SNDX-5613 as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) mixed lineage leukemia-rearranged, or MLLr, a genetically-defined subset of acute leukemias with chromosomal rearrangements in the MLL gene; and (ii) acute myeloid leukemia, or AML, with a mutated nucleophosmin 1, or NPM1, characterized by a somatic mutation in the NPM1 gene, or NPM1c. We anticipate presenting initial clinical data from a Phase 1/2 open-label AUGMENT-101 clinical trial of orally administered SNDX-5613 in the fourth quarter of 2020. The Phase 1 dose escalation portion of AUGMENT-101 is enrolling adults with relapsed/refractory acute leukemias, including patients with MLL-rearrangements and NPM1c mutations, to establish a recommended dose for the Phase 2 portion of the trial. The Phase 2 portion will evaluate efficacy, as defined by Complete Response rate (per International Working Group response criteria), across three expansion cohorts: MLL-r acute lymphoblastic leukemia, AML and NPM1 mutant AML.

We are also developing SNDX-6352, a monoclonal antibody targeting the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. In many cancers, inhibition of CSF-1R will reduce the number of immunosuppressive tumor-associated macrophages, or TAMs, and enable an immune response against tumors. In December 2019, we presented clinical proof-of-concept data from a Phase 1 clinical trial in which we observed the effects of SNDX-6352 for the treatment of chronic Graft Versus Host Disease, or cGVHD. We are initiating a Phase 2 expansion cohort based on this evidence of clinical efficacy at all dosage levels to date and expect to present Phase 1 and 2 results in the second half of 2020.

We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to opportunistically license, acquire and develop additional cancer therapies to expand our pipeline.

Our Strategy

We are developing entinostat, SNDX-5613 and SNDX-6352 for use in multiple cancer and potentially other indications in combination with complementary therapeutic drugs and potentially as single agents. Key elements of our strategy include:

•

Develop and obtain regulatory approval for entinostat in combination with hormone therapy in advanced HR+, HER2- breast cancer. We believe that the submission of the OS results of the Phase 3 clinical trial, if successful, would be sufficient for regulatory approval of entinostat in the United States.

•

Develop SNDX-5613 for the treatment of genetically defined leukemias. We believe that SNDX-5613 has the potential to treat at least two genetically defined acute leukemias: (i) MLLr and (ii) NPM1 AML. Our Phase 1/2 open-label AUGMENT-101 trial is ongoing, and we anticipate receiving meaningful interim data including pharmacokinetic, pharmacodynamic and efficacy data in the fourth quarter of 2020.
•

Develop SNDX-6352 as monotherapy and in combination in one or more tumor types. We are conducting a Phase 1/2 trial of SNDX-6352 as a monotherapy in patients with cGVHD and are currently looking to establish a recommended Phase 2 dose for use of SNDX-6352 as a monotherapy.  In 2019, we established a recommend Phase 2 dose for use of SNDX-6352 as a combination agent in solid tumors.

•

Establish entinostat as the combination therapy of choice with immune checkpoint inhibitors, initially PD-1 and PD-L1 inhibitors, by conducting clinical trials in patients where we believe the response to PD-1 or PD-L1 inhibitors can be improved. To that end, we have entered into non-exclusive collaborations with MSD International GmbH, an affiliate of Merck, Genentech, Ares Trading, S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, and Pfizer, Inc. We are currently prioritizing our resources and have placed the initiation of potential registration trials in non-small cell lung cancer and melanoma on hold until we receive final OS results from the E2112 clinical trial. Following availability of positive E2112 OS results, we will determine whether to advance our entinostat-PD-1 combination programs into one or more registration trials.

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

Our Pipeline

Entinostat

Entinostat is our oral, small molecule product candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. The favorable safety profile of entinostat has been demonstrated in clinical trials in more than 1,200 cancer patients. The long half-life of entinostat allows for once weekly dosing while also providing continuous exposure to therapy potentially resulting in positive efficacy benefits. Based on entinostat’s ability to reverse hormone resistance, alter cancer stem cells, and modulate immunosensitivity, we believe entinostat may have broad applications in tumor types which have become resistant to hormone and/or immunotherapy.

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

To confirm the PFS and OS benefits observed in the Phase 2b clinical trial, we collaborated with ECOG-ACRIN to develop and conduct the Phase 3 clinical trial, E2112. ECOG-ACRIN is conducting the trial under sponsorship and funding support from the NCI. We are providing financial and operational support for the Phase 3 clinical trial under a Cooperative Research and Development Agreement, or CRADA, with theNational Cancer Institute, or NCI, and a separate agreement with ECOG-ACRIN. The trial is a randomized, double-blind, placebo-controlled trial of entinostat in combination with exemestane compared to exemestane and a placebo. The protocol for the Phase 3 clinical trial was reviewed and agreed upon by the FDA under a Special Protocol Assessment, or SPA, agreement with the NCI in January 2014.

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

In October 2018, we announced that enrollment in E2112 concluded, with a total of 608 patients enrolled. ECOG-ACRIN and NCI conducted the primary analysis of PFS after 247 events occurred among the initial 360 patients enrolled and informed us that the trial did not meet the first primary endpoint of improving PFS. Although a positive result on PFS would have provided the earliest regulatory filing opportunity, it does not impact the potential for the trial to achieve the OS endpoint. The trial has now successfully passed five interim OS analyses, all conducted by the trial’s DSMC, continuing until the occurrence of 410 death events, which will trigger the final OS analysis. We expect to achieve this milestone in the second quarter of 2020.

Entinostat in HR+ breast cancer obtained breakthrough therapy designation from the FDA based on positive Phase 2b OS results. Accordingly, any positive OS assessment would enable us to file for full regulatory approval. We continue to actively engage in expanding our commercial and medical affairs activities, to support the planned launch of entinostat in the United States.

Entinostat in Immuno-Oncology

We have completed multiple clinical trials of entinostat across a broad range of solid tumors, including breast, non-small cell lung cancer, or NSCLC, melanoma, ovarian and microsatellite stable colorectal carcinoma, or MSS-CRC. We conducted these trials in collaboration with partners, including Merck, Genentech, and Ares Trading, S.A., a subsidiary of Merck KGaA, Darmstadt, Germany, and Pfizer in combination with their anti-PD-(L)1 antibodies.

We designed these trials to test whether entinostat could enhance the activity of PD-1 pathway antagonists across a variety of immunologic environments. NSCLC and melanoma represent settings where the tumors are infiltrated with T cells, MSS-CRC and TNBC are characterized as excluded where the T cells cannot enter the tumor and instead organize around the edges of the tumor, and ovarian cancer which is characterized by having an absence of T-cells. The data that we have received thus far suggest that the addition of entinostat to a PD-1 antagonist can help overcome resistance in patients who have stopped responding to anti-PD-1 therapy in tumors that have been infiltrated with T cells such as NSCLC and melanoma. We presented these results most recently at the 2019 American Association of Cancer Research annual meeting.

In January 2018, we entered into a second clinical collaboration with Genentech to evaluate the combination of entinostat with Tecentriq in patients with HR+, HER2- metastatic breast cancer in a Phase 1b/2, open-label, multicenter, randomized trial that is enrolling patients with metastatic HR+, HER2- breast cancer who have experienced disease progression during or following treatment with a CDK4/6 inhibitor. Genentech is responsible for conducting the trial and has initiated patient enrollment.

Entinostat is also being evaluated in over a dozen ongoing and additional planned investigator-sponsored clinical trials that are designed to provide further validation of entinostat’s immuno-modulatory activity in various other immuno-responsive tumors.

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

SNDX-5613

SNDX-5613 is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) MLLr and (ii) NPM1c AML.  Both diseases have a poor prognosis with an unmet need. In preclinical testing, SNDX-5613 has demonstrated complete tumor regression and profound, dose-dependent and long-lasting survival benefit in leukemic models of disease.

Our near-term focus is to rapidly establish proof of concept that SNDX-5613 is a targeted therapy that can potentially provide meaningful clinical benefit to adult and pediatric leukemia patients having relapsed or refractory MLLr or NPM1c AML. Our IND application for SNDX-5613 was approved by the FDA in second quarter of 2019 and we commenced AUGMENT-101, a clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of SNDX-5613 in patients with acute leukemia. Upon completion of the Phase 1 portion of the trial and identification of the recommended Phase 2 dose, we will initiate the Phase 2 portion of the trial with patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of SNDX-5613 in MLLr ALL, MLLr AML and NPM1c AML. We are conducting the trial at multiple centers in the United States and anticipate completing enrollment of the Phase 1 portion in the second half of 2020, with an expected total enrollment of up to 132 patients for the Phase 1/2 clinical trial.

SNDX-6352

SNDX-6352 is a humanized monoclonal antibody that binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. CSF-1R signaling on these cells has been demonstrated in preclinical studies conducted in animal models of skin and lung cGVHD, to be the key regulatory pathway involved in the expansion and infiltration of the macrophages that mediate the cGVHD disease process. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD. We are developing SNDX-6352 to bind to CSF-1R and block the ability of CSF-1 and IL-34 to activate CSF-1R signaling. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, that SNDX-6352 has the potential to be used to treat cGVHD.

CSF-1R is also expressed on immuno-suppressive cells (e.g., TAMs) known to play a role in the growth, survival, and metastasis of cancer. Inhibition of CSF-1R is thought to disrupt the activity of TAMs, resulting in a decrease in the immunosuppressive environment immediately surrounding the tumor, or tumor micro-environment. This mode of action is thought to make CSF-1R inhibitors such as SNDX-6352 well suited for use in combination with checkpoint inhibitors, particularly in cancers where there may be limited activity of immune checkpoint inhibitors as monotherapy. We believe that SNDX-6352 has the potential to be used to treat a variety of cancers in combination with entinostat and with other oncology agents, including immune checkpoint inhibitors, radiation, and chemotherapy.

Our near-term focus is to rapidly establish proof of concept that SNDX-6352 can provide meaningful clinical benefit to patients in one or more tumor types when combined with standard of care therapies for a given indication as well as to patients with cGVHD when used as a single agent. We intend to conduct clinical trials in patients with tumor types having clear unmet needs (e.g., NSCLC, TNBC, prostate, melanoma, pancreatic, ovarian, bladder) and in patients with advanced cGVHD where prior therapies are no longer effective.

We are conducting a Phase 1 dose escalation trial of SNDX-6352-502. In addition to assessing safety at increasing doses of SNDX-6352, this trial will provide information on the concentration of SNDX-6352 and levels of CSF-1, IL-34 and non-classical monocytes in the blood. We are conducting the trial at multiple centers in the United States and completed enrollment at the end of 2019, with safety and bioanalytical assessments ongoing and expected to be completed by the end of the first quarter of 2020. We expect to utilize the safety assessment of SNDX-6352 to determine the starting dose for subsequent clinical trials testing multiple doses of SNDX-6352 as a single agent and in combinations.

In early 2018, we expanded SNDX-6352-502 to include a Phase 1b dose escalation study evaluating the safety of SNDX-6352 in combination with Imfinzi, AstraZeneca’s human monoclonal antibody directed against PD-L1. These cohorts will also provide information on pharmacokinetic and pharmacodynamic effects of the combination. We completed enrollment of the Phase 1b portion and at the end of the second quarter of 2019 we identified the required Phase 2 dose and schedule as 3 mg/kg every 2 weeks for SNDX-6352 in combination with Imfinzi.

In the fourth quarter of 2018, we opened enrollment in SNDX-6352-503, a Phase 1 dose escalation trial of SNDX-6352 in patients with cGVHD. The objectives of this trial are to evaluate the safety and preliminary efficacy of SNDX-6352 in cGVHD and to identify a required Phase 2 dose and schedule.  The trial remains ongoing with up to 30 patients anticipated to participate in the trial. We anticipate completing enrollment in the second quarter of 2020. Based on emerging data suggesting preliminary activity at 1 mg/kg, we have amended the protocol to add an expansion cohort of approximately 20 patients to further explore this dose level. We anticipate that enrollment in the expansion cohort will be completed by the fourth quarter of 2020.

Market and Competition

Entinostat in Advanced HR+ Breast Cancer

Patients in the United States with advanced HR+ breast cancer are treated with hormone therapies with the goal to prolong OS and to delay treatment with more toxic chemotherapies. Hormone therapies are designed to inhibit estrogen stimulation of HR-driven breast cancers. Due to limited efficacy of hormone therapies in the advanced HR+ breast cancer setting, multiple lines of treatment are typically used, with each additional line of hormone therapy resulting in a shorter PFS and lower OS. The cause of resistance is multi-factorial and results in tumor progression independent of estrogen stimulation. In 2019, approximately 35,000 patients with HR+ breast cancer were treated with a hormone therapy as second-line or later treatment in the United States. The median OS for advanced HR+ breast cancer in the second-line setting is approximately two years.

Over the past decade, the FDA has approved multiple agents for use in combination with hormone therapy to treat advanced or metastatic HR+ breast cancer.  Afinitor® (everolimus), an inhibitor of mammalian target of rapamycin, was the first drug approved in combination with hormone therapy, followed by the cyclin-dependent kinase 4 and 6, or CDK4/6, inhibitors, Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib). More recently Piqray® (alpelisib), an inhibitor of the alpha isoform phosphatidylinositol-3-kinase, became the first agent approved for use in a specific subpopulation of HR+ HER2- mBC, patients with PI3Kalpha mutations, which represent 20 to 40% of the HR+ HER2- mBC population. Notably, all agents have been approved based on their ability to prolong the time to disease progression versus treatment with hormone therapy alone, though Kisqali and Verzenio also showed a survival benefit in treated patients. Based on the significant PFS and OS benefit observed in combination with endocrine therapy, CDK4/6 inhibitors have become a mainstay in the front-line treatment of advanced HR+, HER2- mBC, while Afinitor is more likely to be reserved for second-line treatment or later.

While the treatment of advanced HR+ breast cancer is evolving given the introduction of multiple combination therapies, we believe physicians will welcome the introduction of a well-tolerated therapy that improves survival, which has not been demonstrated to date for Afinitor or Piqray. We believe current data suggests that entinostat could demonstrate an improvement in OS combined with favorable benefit-risk profile and could become a preferred treatment option for patients with advanced HR+ breast cancer who have stopped responding to their first line endocrine-based regimen.

Entinostat with Immune Checkpoint Inhibitors in NSCLC, Melanoma

NSCLC

Lung cancer is the leading cause of cancer death among men and women, with more people dying of lung cancer each year than of colon, breast and prostate cancers combined. According to the American Cancer Society, approximately 84% of lung cancers are NSCLC, with an estimated 228,820 new cases of lung cancer and 135,720 deaths from lung cancer expected in the United States in 2020. The five-year survival rate for patients with non-small cell lung cancer is 24% and for patients with Stage IV is approximately 6%, indicating a significant need for new therapies that can prolong OS.

Advanced/metastatic NSCLC is a severe disease with a poor prognosis in the majority of patients. Treatment typically has included a first-line combination chemotherapy followed by a choice of a second-line therapeutic approaches. Though the availability of immune checkpoint inhibitors has brought a significant advancement for NSCLC patients, most patients may still see their disease progress and the proportion of treated patients with low PD-L1 expression who respond to approved regimens is quite low (approximately 10%). We believe with these disease-progressing patients and low response rates, there is significant room to improve upon the benefit of PD-L1 inhibitors through combinations with drugs, like entinostat, that target immune modulation through complementary mechanisms.

Melanoma

The incidence of malignant melanoma in most developed countries has risen faster than any other cancer type since the mid-1950s. In 2011, the average survival duration for patients with Stage IV melanoma, in which the melanoma has metastasized, was only six to ten months; and the five-year survival rate for such patients was 16%.

Although this rate had not changed in some time, a major advance for melanoma came with the development and approval of drugs such as Zelboraf® (vemurafenib), Tafinlar® (dabrafenib) and Mekinist® (trametinib), Braftovi® (encorafenib) and Mektovi® (binimetinib) for patients with a mutated BRAF gene, which is a human gene that encodes a protein called B Raf.

Melanoma is a particularly immune-responsive tumor, and thus, immunotherapy of melanoma has developed as a dynamic field for clinical research. To date, immunotherapies such as Yervoy® (ipilmumab), Keytruda and Opdivo® (nivolumab), have been approved for the treatment of malignant melanoma patients with unresectable or metastatic disease. However, in this tumor type as well, the immunotherapies represent a significant advance for only a small proportion of patients, leaving significant room to improve upon the benefit of immune checkpoint inhibitors through combinations with drugs, like entinostat, that target immune modulation through a complementary mechanism.

SNDX-5613

Rationale for Targeting MLLr

MLLr leukemias arise by rare, spontaneous translocations at the MLL1 locus (11q23). It is estimated that approximately 10% of AML and ALL harbor this MLL-re-arrangement with a worldwide incidence of approximately 5,000 to 7,000 cases per year. These translocations generate oncogenic fusion proteins with more than 90 different MLL fusions currently known. All MLL fusion proteins bind with high affinity to the chromatin associated protein menin through a conserved N-terminal sequence. This specific interaction with menin enables an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple leukemic xenografts harboring MLL fusions. Inhibiting the menin-MLL1 interaction represents a novel targeted strategy for the treatment of MLLr leukemias.

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

SNDX-6352 in GVHD

cGVHD, an immune response of the donor-derived hematopoietic cells against recipient tissues, is a serious, potentially life-threatening complication of allogeneic hematopoietic stem cell transplantation, or HSCT, that can last for years. cGVHD is estimated to develop in approximately 40% of transplant recipients and affects approximately 14,000 patients in the United States. cGVHD typically manifests across multiple organ systems, with the skin and mucosa being commonly involved, and is characterized by the development of fibrotic tissue

The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunmodulators such as rituximab, IL-2.  Imbruvica® (ibrutinib), a BTK inhibitor, is the only FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients. KD-025 and Ruxolitinib are currently in registration-directed clinical trials for patients with steroid refractory cGVHD, with results expected in 2020.  Still, a significant unmet need remains for these patients as no agent has demonstrated an improvement in long-term outcomes.

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

Merck—MSD International GmbH

In March 2015, we entered into a clinical trial collaboration and supply agreement with MSD International GmbH, an affiliate of Merck, under which we conducted a clinical trial evaluating entinostat in combination with Merck’s drug Keytruda in patients with NSCLC and melanoma. We were the sponsor of the clinical trial and Merck supplied Keytruda for use in the clinical trial. Neither party will have any obligation to reimburse any costs incurred by the other party, except that a party may be required to reimburse the manufacturing costs of the other party upon certain early termination events. We remain interested in potentially conducting further studies in NSCLC and melanoma.

Genentech

In August 2015, we entered into a combination study collaboration agreement with Genentech under which we conducted a clinical trial evaluating entinostat in combination with Genentech’s drug Tecentriq in patients with TNBC. In March 2019, we announced that this trial did not meet its primary endpoint of statistically significant improvement in PFS for the combination regimen versus Tecentriq monotherapy.

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

Merck KGaA and Pfizer

In December 2015, we entered into a clinical trial collaboration and supply agreement with Merck KGaA and Pfizer under which we conducted a clinical trial evaluating entinostat in combination with an investigational monoclonal antibody, Bavencio, in patients with ovarian cancer. In March 2019, we announced that this did not meet its primary endpoint of a statistically significant improvement in PFS for the combination regimen compared with Bavencio monotherapy.

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

Either party may terminate the CRADA either by mutual consent or unilaterally upon advance written notice to the other party. Absent such early termination, the CRADA will expire on May 21, 2023. As we have in the past, we expect to renew the CRADA at that time.

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

License Agreement

Kyowa Kirin

In December 2014, we entered into a license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license under our intellectual property rights to develop and commercialize entinostat in Japan and Korea. This license includes a sublicense under the rights we received under the Bayer license agreement. If we acquire or develop any other anti-cancer drug that, like entinostat, is a selective inhibitor of Class I HDAC, such drug will be included in this license as well. We will manufacture and supply entinostat to KKC during the term of the agreement, and such obligation may continue for a longer period if KKC continues to sell entinostat following expiration of the agreement or termination of the agreement for our breach. During the term of the agreement, subject to certain exceptions, each party is prohibited from commercializing in the Japan and Korea any other selective inhibitor of Class I HDACs for the same indication as entinostat, with all forms of cancer being treated as the same indication.

We received an upfront license fee of $17.5 million, and KKC purchased 536,049 shares of our Series B-1 Preferred Stock for an aggregate price of approximately $7.5 million. We are eligible to receive up to $50.0 million in development and regulatory milestone payments and up to $25.0 million in sales milestone payments. In October 2017, we announced that KKC dosed the first patient in a randomized, double-blind, placebo-controlled, pivotal Phase 2 trial of entinostat (designated KHK2375 by KKC), in combination with exemestane versus exemestane plus placebo in Japanese patients with advanced or recurrent HR+, HER2- breast cancer. Enrollment of the first patient in this trial triggered a $5 million milestone payment to us from KKC.

KKC will pay us a transfer price for the supply of entinostat as well as royalties on net sales of entinostat above a specified threshold each calendar year by KKC, its affiliates and sublicensees in the low single digits. Royalty payment obligations will be payable in each country in the KKC territory until the later to occur of (i) the date that all valid claims of the last effective license patent in such country expires or is abandoned, withheld or otherwise invalidated and (ii) 15 years from the date of first commercial sale of entinostat in such country. Any payments owed to Bayer as a result of KKC development and commercialization of entinostat in the KKC territory will be made by us out of the payments we receive from KKC.

The agreement with KKC will expire with respect to each country in the KKC territory upon the expiration of all royalty payment obligations in such country. In addition, we may terminate the agreement in its entirety upon written notice to KKC if KKC or any affiliate commences any action or proceeding that challenges the validity, enforceability or scope of any licensed patent in the KKC territory. KKC may terminate the agreement in its entirety for convenience at any time upon advance notice to us. Either party may terminate the agreement for the other party’s uncured material breach, or bankruptcy or related actions or proceedings. If we commit an uncured material breach of certain provisions of the agreement, KKC may, instead of terminating the agreement, elect to continue the agreement in full force and effect except certain payments to us will be reduced.

Sales and Marketing

We are creating a commercial infrastructure to support sales of our product candidates in the United States. Our targeted sales force will focus on a well-defined group of medical oncologists, primarily in the non-hospital and academic settings, who are responsible for the care and treatment of cancer patients. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we would also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to rely on our current partners and may seek additional pharmaceutical partners for sales and marketing activities.

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

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2019, our portfolio included one owned U.S. provisional patent application, five owned pending U.S. non-provisional patent applications, one owned allowed U.S. patent, five granted non-U.S. patents (including one Canadian patent jointly owned with The Regents of the University of Colorado), and 71 owned non-U.S. pending patent applications (including one pending international patent application under the Patent Cooperation Treaty, or PCT). Also, we have filed national phase applications in the Eurasia Regional Patent Office, Ukraine and Georgia based on our owned PCT application directed to treatment of selected breast cancer patients with a combination of entinostat and exemestane. We have assigned our rights to the application we filed in the Eurasia Regional Patent Office to Domain Russia Investments Limited, or DRI. We have also assigned our rights to the applications we filed in Ukraine and Georgia to NovaMedica LLC, or NovaMedica. We have also filed national phase applications based on our owned PCT application directed to treatment of selected breast cancer patients with the combination of entinostat and exemestane in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO,

China, India, Australia, Canada, Japan, South Korea, South Africa, Brazil and Mexico. Our owned entinostat patent portfolio includes pending U.S. and ex-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat according to selected dosing regimens, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, and treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies. Our owned pending PCT applications relate to entinostat and CSF-1 or CSF-1R combination therapies and patient selection for combination therapy comprising entinostat and a second therapeutic agent, respectively. If issued, patents based on our owned pending U.S. applications and non-U.S. filings based on our owned PCT applications would expire between April 2029 and May 2039.

The patent portfolio we licensed from Bayer contains a number of issued U.S. and foreign patents as well as patent applications pending outside the United States. A number of the patents and patent applications we licensed from Bayer are directed to entinostat while other patents and patent applications are directed to compounds other than entinostat. As of December 31, 2019, the portfolio we licensed from Bayer included seven issued U.S. patents, 62 granted non-U.S. patents and 17 patent applications pending in non-U.S. patent offices. For example, the portfolio we licensed from Bayer includes reissue U.S. Patent RE39,754, which covers a genus of benzamide compounds including entinostat or SNDX-275. RE39,754 is a composition of matter patent having an initial term which expired in September 2017.

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

SNDX-6352 Patent Portfolio

We have also in-licensed from UCB a patent portfolio directed to SNDX-6352, an IND-ready anti-CSF-1R monoclonal antibody. As of December 31, 2019, the SNDX-6352 composition-of-matter patent portfolio included one granted U.S. non-provisional patent application, two allowed non-U.S. applications, four granted non-U.S. patents and 33 non-U.S. pending patent applications. If issued, patents based on the in-licensed pending U.S. application and non-U.S. applications covering SNDX-6352 would expire in August 2034. Our in-licensed patent portfolio also includes pending U.S. and non-U.S. patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. If issued, patents based on these pending applications would expire between November 2024 and February 2036. Further, the in-licensed portfolio includes three non-U.S. patents directed to methods of treating solid tumors by administration of an inhibitor of CSF-1R activity. The three patents will expire in October 2020. Our owned SNDX-6352 patent portfolio consists of a U.S. provisional patent application directed to a method of use. If issued, patents based on this provisional application would expire in December 2040.

Menin Asset Patent Portfolio

We have in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of Allergan, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r.  As of December 31, 2019, the in-licensed portfolio included two pending U.S. applications and 28 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. If issued, patents based on the in-licensed applications would expire between June 2037 and September 2037.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge, investigation or legal action under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, then President Obama signed into law the Affordable Care Act, which substantially changed the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Among the provisions of the Affordable Care Act of importance to our business, including, without limitation, our ability to commercialize, and the prices we may obtain for, any of our product candidates that are approved for sale, are the following:

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect such challenges to continue. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 4, 2020, we had 35 full-time employees. Of the full-time employees, 20 were primarily engaged in research and development activities and 12 have an M.D. or Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Before obtaining marketing approval from regulatory authorities for the sale of entinostat, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of entinostat in humans. We have entered into an arrangement with ECOG-ACRIN Cancer Research Group, or ECOG-ACRIN, to conduct the Phase 3 clinical trial of entinostat in combination with exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative, or (HR+, HER2-, breast cancer patients. The National Cancer Institute, or NCI, designed the trial to measure two primary endpoints, progression-free survival, or PFS, and overall survival, or OS. We received the final PFS analysis from ECOG-ACRIN in October 2018 and we expect to receive the final OS analysis no later than the second quarter of 2020. In October 2018, ECOG-ACRIN informed us that the trial did not achieve the first primary endpoint of improving PFS, which would have provided the earliest regulatory filing opportunity. In accordance with the trial protocol, ECOG-ACRIN is confidentially holding the findings from the PFS analysis until reporting final OS results.  We will not be able to submit an NDA unless and until we receive data demonstrating that the trial has achieved the primary endpoint for OS. In addition, based on scientific advice that we received from the European Medicines Agency, the current Phase 3 clinical trial may not be sufficient to receive regulatory approval in Europe for entinostat to treat advanced HR+, HER2- breast cancer, and it is unclear whether we would be able to complete an alternate clinical trial that would be sufficient.

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

Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, with the emergence of the new therapies such as Verzenio, Kisqali, Ibrance and Piqray patients enrolled in the Phase 3 clinical trial may be different than those enrolled in our previous Phase 2b clinical trial in that they may have received a CDK 4/6 inhibitor prior to our trial and therefore may respond differently to treatment with entinostat. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

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

Although the Phase 3 clinical trial is being conducted by ECOG-ACRIN, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on ECOG-ACRIN does not relieve us of our regulatory responsibilities. We are required to comply with GCP, which are regulations and guidelines enforced by the U.S. Food and Drug Administration, or FDA, the Competent Authorities of the Member States of the European Economic Area and foreign regulatory authorities for any product in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials comply with GCP requirements. In addition, we must conduct our trials with products produced under current Good Manufacturing Practices regulations, or cGMP requirements. Failure to comply with any of these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory development process.

If there are delays in completing the Phase 3 clinical trial for entinostat in advanced HR+, HER2- breast cancer, we will be delayed in commercializing entinostat, our development costs may increase and our business may be harmed.

The Phase 3 clinical trial of entinostat in combination with exemestane in advanced HR+, HER2- breast cancer commenced in the second quarter of 2014, and we expect to receive the final OS analysis no later than the second quarter of 2020. Our product development costs could increase if we experience delays in the overall number of survival events. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize entinostat or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on entinostat and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of entinostat include, among other things:

•

unexpectedly high rate of patients withdrawing consent or being lost to follow-up, including patients that withdraw or are lost to follow-up following our announcement in October 2018 that the trial did not achieve the first primary endpoint of improving PFS;

•

feedback from the FDA and foreign regulatory authorities, institutional review boards, or IRBs, or the data safety monitoring board, or results from clinical trials that might require modification to a clinical trial protocol;

•

imposition of a clinical hold by the FDA or other regulatory authorities, a decision by the FDA, other regulatory authorities, Institutional Review Boards, or IRBs, or the company, or a recommendation by a data safety monitoring board to suspend or terminate trials at any time for safety issues or for any other reason;

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as ECOG-ACRIN or contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;
•	withdrawal of sponsorship of the NCI because of a failure of ECOG-ACRIN to meet certain performance metrics in the clinical trial;
•	delays in the testing, validation, manufacturing and delivery of entinostat to the clinical trial sites;
•	delays caused by patients dropping out of a trial due to side effects or disease progression;
•	unacceptable risk-benefit profile or unforeseen safety issues or adverse drug reactions;
•	failure to demonstrate the efficacy of entinostat in this clinical trial;
•	changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the coronavirus currently impacting China and elsewhere.

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

We received breakthrough therapy designation from the FDA for entinostat when used in combination with exemestane based on the OS results from our completed Phase 2b clinical trial in advanced HR+, HER2- breast cancer. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Phase 2b trial showed statistically significant improvements in PFS, the primary endpoint, and OS, an exploratory endpoint. Receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process or review compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that entinostat no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. For instance, our Phase 3 trial in HR+, HER2- breast cancer patients failed to achieve one of its primary endpoints of improving PFS. We expect to receive final analysis on the second primary endpoint, OS, no later than the second quarter of 2020. If the results do not confirm the improvement in OS observed in our Phase 2b clinical trial, the FDA may rescind our breakthrough therapy designation.

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

Entinostat, SNDX-5613 and SNDX-6352 are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
•	timely completion of the Phase 1a/1b clinical trials of SNDX-6352 as a monotherapy and in combination with durvalumab and of the Phase 2 clinical trial of SNDX-6352 in patients with cGVHD;
•	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials;
•	the prevalence and severity of adverse drug reactions in any of our clinical trials;
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

Our strategy of combining entinostat with immune checkpoint inhibitors has undergone limited clinical testing and we may fail to show that the combination is well tolerated and demonstrates additional clinical benefit from the combination.

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

Our strategy for developing SNDX-6352 has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in Graft Versus Host Disease, or cGVHD. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as SNDX-6352 may play a meaningful role as a monotherapy agent in the treatment of cGVHD.  Our approach is to conduct Phase 1 clinical trial with SNDX-6352 in subjects with active cGVHD who have failed at least two prior lines of therapy. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-6352 in this indication. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-6352 in patients and we may be unable to establish sufficient efficacy to warrant continued development in this indication.

Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides clinical benefit for patients.

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or  NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with MLL-r, a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation., also known as KMT2A. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interactionmolecules, such as SNDX-5613, which bind to, and block the interaction of menin with MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograftsxenograft models harboring MLL fusions or NPM1 mutations. Our approachstrategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in patients with MLL-r leukemia and assess bothrelapsed/refractory acute leukemias. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. The Phase 2 portion will evaluate efficacy of SNDX-5613, as defined by Complete Remission rate, across three expansion cohorts enrolling adult patients with MLL-r acute lymphoblastic leukemia, or ALL, MLL-r acute myeloid leukemia, or AML, and NPM1 mutant AML. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in one or more of these indications. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients, and we may be unable to establish sufficient efficacy to warrant continued development in one or more of these indications.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication such as MLL-r acute leukemia;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consents;
•	risk that enrolled subjects will drop out before completion; and
•	the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere.

As a result of the above factors, there is a risk that our or our collaborators’ clinical trials may not be completed on a timely basis or at all.

The actions of Kyowa Kirin Co., Ltd., or KKC, Eddingpharm Investment Company Limited, or Eddingpharm, and any other current or future sublicensees could adversely affect our business.

We currently sublicense entinostat to third parties for development and commercialization in certain foreign jurisdictions. Specifically, we have a sublicense agreement with KKC under which we granted KKC an exclusive sublicense to develop and commercialize entinostat in Japan and Korea as well as a sublicense agreement with Eddingpharm under which we granted Eddingpharm an exclusive sublicense to develop and commercialize entinostat in China and select Asian countries. It is possible that any clinical trials conducted by KKC, Eddingpharm and other current or future sublicensees in their respective jurisdictions could have negative results, which in turn could have a material adverse effect on the development of entinostat for development and commercialization in the United States and the rest of the world.

We are dependent on UCB Biopharma Sprl, or UCB, to comply with the terms of our license agreement for SNDX-6352.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In additional, public health epidemics, such as the coronavirus currently impacting China and elsewhere, may impact the ability of our existing or future manufacturers to perform their obligations to us.

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

Even if entinostat in combination with exemestane were approved for treatment of advanced HR+, HER2- breast cancer, it would face competition from other therapies recently approved for use in combination with hormone therapy in this population, including Ibrance, Kisqali, Afinitor, Verzenio, Piqray and other therapies under FDA review or currently in Phase 3 clinical development.

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

Chronic graft versus host disease has historically been managed by off-label treatments. However, in 2017 ibrutinib (Imbruvica®) became the first drug approved for use patients with cGVHD after failure of one or more lines of systemic therapy. KD-025 and Ruxolitinib (Jakafi®), are currently in registration-directed studies to treat steroid refractory cGVHD patients and, if approved, may also compete with SNDX-6352.

SNDX-5613 is being developed for the treatment of adult and pediatric patients with MLL-r ALL, AML and NPM1 mutant AML. At this time, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, SNDX-5613 has the potential to be the first defined therapy for patients with MLLr ALL, MLLr AML and/or NPM1 mutant AML.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There remain judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the Affordable Care Act’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2029. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation, administrative or executive action. We expect that the Affordable Care Act, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

•

the federal false claims, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

HIPAA also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufactures to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

Efforts to ensure that our business arrangements with third parties and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any physician or other healthcare provider or entity with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

The novel coronavirus outbreak could impact our business.

In December 2019, a novel strain of coronavirus was reported in China and other countries, including the United States. Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites, as well as recruitment and retention, in a region or city whose health care system becomes overwhelmed due to the illness. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus and to address its impact, including on financial markets or otherwise. The occurrence of any of these disruptions could have a material adverse effect on our business and our results of operation and financial condition.

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

For the year ended December 31, 2019, we reported a net loss of $56.0 million; and as of December 31, 2019, we had an accumulated deficit of $495.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

The terms of our loan and security agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of March 1, 2020, the outstanding principal balance under the Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on February 7, 2020. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

If we default under the Credit Facility, Hercules may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Credit Facility and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Hercules could declare a default upon the occurrence of any event, among others, that they interpret as a material adverse effect or a change of control as delineated under the Credit Facility, payment defaults, or breaches of covenants thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

The Tax Cuts and Jobs Act of 2017, or the Tax Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, the deductibility of expenses, and the reduction of the Orphan Drug Credit from 50% to 25% of clinical costs under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through March 31, 2019 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We may have experienced an ownership change since March 31, 2019, and we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In August 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-233564) that allows us to sell up to an aggregate of $300 million of our common stock, which includes up to $50.0 million designated for an at-the-market offering program. As of December 31, 2019, $50.0 million of common stock remained available for sale under the at-the-market offering program. We have sold no shares of common stock pursuant to the ATM program from December 31, 2019 through the date of this filing. Further, in January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for gross proceeds of approximately $35.0 million. Upon the completion of the 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

We also have two outstanding series of warrants, Series 1 warrants and Series 2 warrants.  As of December 31, 2019, there were 2,297,517 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $12.00 per share, and there were 2,297,522 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $18.00 per share.  The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment.  If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share.  To the extent that these have been or may be exercised, our stockholders may experience further dilution.

We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, on February 7, 2020, we entered into the Credit Facility with Hercules, which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020. Borrowings under the loan agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. In addition, the loan agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.

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

As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 64.0% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” and may avail ourselves of reduced disclosure requirements applicable to such companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2021; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In August 2019, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. To date no shares of common stock were sold under the 2019 ATM program.

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

Holders of Record

As of March 4, 2020, we had approximately 51 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	Years Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Revenue	$1,517	$1,517	$2,108	$1,220	$627
Operating expenses:
Research and development	42,994	60,106	48,201	31,665	9,549
General and administrative	16,062	17,287	15,861	13,321	11,591
Total operating expenses	59,056	77,393	64,062	44,986	21,140
Loss from operations	(57,539)	(75,876)	(61,954)	(43,766)	(20,513)
Interest income (expense)	1,571	1,942	1,421	956	(1,414)
Other expense	(79)	(27)	(269)	(1,662)	(2,192)
Net loss	$(56,047)	$(73,961)	$(60,802)	$(44,472)	$(24,119)
Net loss attributable to common stockholders (1)	$(56,047)	$(73,961)	$(60,802)	$(47,070)	$(103,845)
Net loss per share attributable to common stockholders--basic and diluted (1)	$(1.84)	$(2.92)	$(2.90)	$(3.22)	$(1,519.27)
Weighted-average common shares outstanding--basic and diluted (1)	30,490,783	25,371,511	20,997,211	14,619,716	68,352

Consolidated Balance Sheet Data:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash, cash equivalents, short-term and long- term investments	$59,775	$80,911	$133,220	$105,330	$86,489
Working capital	43,963	67,241	117,644	98,144	83,160
Total assets	63,525	83,938	137,186	109,013	89,903
Convertible preferred stock	—	—	—	—	319,113
Accumulated deficit (2)	(495,470)	(439,423)	(366,111)	(305,293)	(259,675)
Total stockholders' equity (deficit)	31,600	53,047	104,319	84,139	(252,415)

(1)

See Note 6 to our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss and net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on March 7, 2019, and as amended on March 18, 2019, and is incorporated by reference herein.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2019, 2018, and 2017, we reported a net loss of $56.0 million, $74.0 million and $60.8 million, respectively. As of December 31, 2019, we had an accumulated deficit of $495.5 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $59.8 million.

Pipeline Updates

Entinostat

We continue to anticipate that the E2112 trial will reach 410 death events in the second quarter of 2020, which will trigger the final overall survival (OS) analysis. E2112 is our NCI-sponsored, ECOG-ACRIN-led Phase 3 registration trial of entinostat, a Class I selective HDAC inhibitor, plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer. A positive OS assessment would allow us to file for full regulatory approval in the U.S.

The E2112 trial design was informed by the Phase 2b ENCORE 301 trial, the results of which led to entinostat's Breakthrough Therapy designation in HR+ breast cancer, in which patients receiving the entinostat/exemestane combination demonstrated a clinically meaningful OS benefit over treatment with exemestane alone. In preparation for the potential launch of entinostat in the U.S. in 2021, we are actively engaged in the expansion of our commercial and medical affairs functions.

SNDX-5613

We recently announced two preclinical publications in Cancer Cell and Science magazine supporting the potential for inhibitors of the MLL1-Menin interaction to serve as a treatment of acute leukemia patients with mixed lineage leukemia rearranged (MLL-r) or nucleophosmin (NPM1) mutations. These findings provide additional support for our ongoing AUGMENT-101 trial, a Phase 1/2 open-label trial of SNDX-5613, our potent, highly selective oral Menin inhibitor, in adults with relapsed/refractory acute leukemias, including MLL-r acute lymphoblastic leukemia (ALL), MLL-r acute myeloid leukemia (AML) and NPM1 mutant AML.

Enrollment is ongoing in the Phase 1 dose escalation portion of AUGMENT-101. Following completion of the Phase 1 portion of the trial, which will establish a recommended Phase 2 dose, the Phase 2 portion will evaluate efficacy, as defined by Complete Response rate (per International Working Group response criteria), across three expansion cohorts: MLL-r ALL, MLL-r AML, and NPM1 mutant AML.

As previously communicated, we anticipate presenting initial clinical data from AUGMENT-101 at a medical conference in the fourth quarter of 2020. Due to the open-label nature of the trial, meaningful interim data, including pharmacokinetic, pharmacodynamic and efficacy data, may be available earlier in the year.

SNDX-6352

Enrollment of patients to the Phase 2 expansion cohort of axatilamab, the Company’s anti-CSF-1R monoclonal antibody, for the treatment of chronic graft versus host disease (cGVHD) is underway. The decision to move to the Phase 2 expansion was driven by recently reported encouraging proof of concept results from the Phase 1 portion of the trial, in which responses were observed in all evaluable patients as of the data cutoff date, with no dose limiting toxicities reported.

The Phase 2 expansion cohort is expected to enroll up to 22 patients to further characterize the safety and efficacy of 1.0 mg/kg of axatilamab administered every two weeks. We expect to present additional results from the Phase 1/2 trial in the fourth quarter of 2020.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the years ended December 31, 2019 and 2018 have been solely derived from our license agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC purchase of shares of our convertible preferred stock.

In October 2017, KKC enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the KKC License Agreement, in December 2017 we received a $5.0 million milestone payment from KKC for achievement of the development milestone.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through December 31, 2019, we have incurred $254.7 million in research and development expenses.

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

Interest Income (Expense), Net

Interest income consists of interest income earned on our cash, cash equivalents and short-term investment balances. Interest expense consists primarily of interest expense on operating and capital leases.

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The provisions of ASC 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 requires us to provide expanded disclosures related to our contracts with customers but did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date. See note 4 to our consolidated financial statements included elsewhere herein for additional information on the impact of ASC 606 on our consolidated financial statements.

For license fee revenues, we applied and may continue to apply significant judgment to our KKC Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. The KKC agreement also includes variable consideration. We assess variable consideration at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price. For development milestones related to the KKC Agreement, the Company does not take a substantive role or control the research, development or commercialization of any products generated by KKC. Therefore, the Company is not able to reasonably estimate when, if at all, any development milestone payments may be payable to the Company. As such, the development milestone payments associated with the KKC Agreement involve a substantial degree of uncertainty and risk that they may never be received. Sales-based milestones and royalties will be recognized as royalty revenue in the period the related sale occurred.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			2019 - 2018 Increase (Decrease)		2018 - 2017 Increase (Decrease)
(in thousands)	2019	2018	2017	$	%	$	%
Revenues:
License fees	$1,517	$1,517	$2,108	$-	0%	$(591)	(28)%
Total revenues	1,517	1,517	2,108	-	0%	(591)	(28)%
Operating expenses:
Research and development	42,994	60,106	48,201	(17,112)	(28)%	11,905	25%
General and administrative	16,062	17,287	15,861	(1,225)	(7)%	1,426	9%
Total operating expenses	59,056	77,393	64,062	(18,337)	(24)%	13,331	21%
Loss from operations	(57,539)	(75,876)	(61,954)	(18,337)	(24)%	13,922	22%
Other (expense) income:
Interest (expense) income, net	1,571	1,942	1,421	(371)	(19)%	521	37%
Other (expense) income, net	(79)	(27)	(269)	(52)	(193)%	242	90%
Total other income	1,492	1,915	1,152	(423)	(22)%	763	66%
Net loss	$(56,047)	$(73,961)	$(60,802)	$(17,914)	(24)%	$13,159	22%

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 7, 2019.

Comparison of the years ended December 31, 2019 and 2018:

License Fees

For the years ended December 31, 2019 and 2018, we recognized license fees of $1.5 million, derived from the KKC license agreement.

Research and Development

For the year ended December 31, 2019, our total research and development expenses decreased $17.1 million, or 28%, to $43.0 million from $60.1 million for the prior year due to decreases in clinical trial activities of $11.1 million, employee related expenses of $1.3 million, professional expenses of $4.4 million and facility costs of $0.3 million. The decrease in clinical trial activities was primarily due to decreases in spending related to our ENCORE programs of $5.0 million, costs related to SNDX-6352 trials of $1.6 million, reduced clinical pharmacology programs of $0.4 million, reduced pharmacovigilance of $0.6 million and research studies of $1.3 million and chemical, manufacturing and control (CMC) activities related to SNDX-6352 of $9.4 million. This was partially offset by a $4.0 million expense recognized in 2019 upon achievement of certain milestones in connection with the menin program, increased clinical spending on menin of $2.9 million and increased spending on our E2112 program of $0.4 million. The decrease in employee compensation costs was primarily due to decreased headcount and travel, offset by increased stock option expenses. Professional fees decreased due to reduced NDA preparation expenses of $3.8 million and decreased contracted research of $0.6 million.

We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2019	2018	$	%
External research and development expenses	$28,990	$44,545	$(15,555)	(35)%
Internal research and development expenses	14,004	15,561	(1,557)	(10)%
Total research and development expenses	$42,994	$60,106	$(17,112)	(28)%

General and Administrative

For the year ended December 31, 2019, our total general and administrative expenses decreased $1.2 million, or 7%, to $16.1 million, from $17.3 million for the prior year. The decrease in general and administrative expenses was primarily due to decreased professional fees of $0.7 million, reduced legal spending of $0.4 million and decreased employee compensation of $0.1 million. The decrease in employee compensation was due to decreased non-cash charges related to stock-based compensation of $0.3 million, partially offset by increased salaries and bonuses of $0.2 million.

Interest Income (Expense), Net

For the year ended December 31, 2019, interest income (expense), net, decreased $0.5 million from the prior year. This decrease was primarily due to a lower average cash and investment balance.

Change in Fair Value of Common Stock Warrant Liability

The change in fair value of common stock warrant liability for the year ended December 31, 2017 decreased $1.7 million. There was no common stock warrant liability outstanding during the year ended December 31, 2017. At each period end until the closing of our IPO, the fair value of the outstanding common stock warrant liability was re-measured; and the change in the fair value was recorded in other expense in the consolidated statement of comprehensive loss. Upon the closing of our IPO, the antidilution provision of the warrant expired and the warrant liability was reclassified to additional paid-in capital. Just prior to the reclassification, the warrant was re-measured using current assumptions on that date, and the change in fair value was recorded in other expense.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $59.8 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offering, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our cash, cash equivalents and short-term investments as of December 31, 2019, in combination with the net proceeds of our January 2020 equity financing and February 2020 debt financing, described below, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for gross proceeds of approximately $35.0 million. Upon the completion of the 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and prefunded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing their beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment.  If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Phase 3 clinical trial of entinostat (E2112) in patients with advanced HR+, HER2- breast cancer has achieved the primary efficacy endpoint sufficient to file an NDA as the next step in clinical development, or the Performance Milestone.  After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone, or the Maturity Date. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, we paid a $100,000 facility charge upon closing and will pay a $50,000 facility charge in connection with the Tranche 2 Advance.  The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to $998,000.

Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on September 30, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

At-the-Market Offering Program

In April 2017, we entered into a sales agreement with Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time, or the 2017 ATM Program. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. The proceeds from the offerings, if any, were used for general corporate purposes, including expenditures for research and development of our drug products. In 2019, prior to the effectiveness of the 2019 ATM Program, we sold 140,819 shares of common stock, with net proceeds of $0.9 million.

In August 2019, we entered into a new sales agreement with Cowen under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with their normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used to fund the research and development of our product candidates, acquire or invest in businesses, products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus, and for working capital and general corporate purposes. As of December 31, 2019, $50.0 million of common stock remained available for sale under the 2019 ATM Program. No shares of common stock have been sold under the 2019 ATM Program from December 31, 2019 through the date of this filing.

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

•	market acceptance of our product candidates;
•	the cost and timing of selecting, auditing and developing manufacturing capabilities, and potentially validating manufacturing sites for commercial-scale manufacturing;
•	the cost and timing for obtaining pricing and reimbursement, which may require additional trials to address pharmacoeconomic benefit;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates if any product candidate receives regulatory approval and we determine to commercialize it ourselves;
•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the effect of competing technological and market developments;
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company; and
•

the cost of conducting pre-commercialization activities and establishing sales, marketing and distribution capabilities for our product candidates if any of our product candidates receives regulatory approval and we determine to commercialize it ourselves.

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

We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $495.5 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(50,612)	$(68,531)	$(47,371)
Net cash provided by (used in) investing activities	12,781	51,398	(17,072)
Net cash provided by financing activities	28,570	15,729	75,722
Net (decrease) increase in cash and cash equivalents	$(9,261)	$(1,404)	$11,279

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $50.6 million and primarily consisted of our net loss of $56.0 million adjusted for non-cash items including stock-based compensation of $6.0 million and a net increase in operating assets and liabilities of $0.1 million. The significant items in the increase in operating assets and liabilities include an increase in prepaid expenses and other assets of $0.3 million and a decrease in deferred revenue of $1.5 million partially offset by increases in accounts payable of $4.7 million and decease in accrued expenses and other liabilities of $3.4 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $12.8 million and was primarily due to the purchase of $104.0 million of available-for-sale marketable securities offset by $116.8 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the year ended December 31, 2018 was $51.4 million and primarily due to the purchases of available-for-sale marketable securities of $78.8 million and property and equipment of $0.2 million offset by proceeds from the maturities of available-for-sale marketable securities of $130.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $28.6 million and was primarily due to the $27.4 million of proceeds from a direct placement offering, the $0.8 million of proceeds from the 2017 ATM Program, and the $0.4 million of proceeds from stock option exercises and ESPP purchases.

Net cash provided by financing activities for the year ended December 31, 2018 was $15.7 million and was primarily due to the net proceeds from “at-the-market” offerings of $15.5 million and $0.2 million from stock option exercises and ESPP employee stock purchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2019:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$1,038	$585	$453	$—	$—
Operating lease for office equipment (2)	3	3	—	—	—
Capital lease for office equipment (3)	9	4	5	—	—
	$1,050	$592	$458	$—	$—

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

We also have employment agreements with executive officers and certain other key employees that would require us to make severance payments to them if we terminate their employment without cause or the they resign for good cause. The payments are contingent upon the occurrence of various future events, and the amounts payable under these provisions depend upon the level of compensation at the time of termination of employment, are therefore not calculable at this time, and, as a result, we have not included any such amounts in the above table.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2019, we had federal and state tax net operating loss carryforwards of approximately $68.0 million and $33.1 million, respectively. The federal and state net operating loss carryforwards begin to expire at various dates starting in 2025. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. At December 31, 2019, we had available income tax credits of approximately $4.5 million, with $2.9 million attributable to Federal R&D Credits and $1.6 million attributable to state R&D Credits, which are available to reduce future income taxes, if any. These income tax credits begin to expire in 2021.

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, in this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of any fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, or if we issue more than $1.0 billion of non-convertible debt over a three-year period. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $24.6 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds and short-term investments of $35.2 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” in our 2020 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in Proposal 2 in our 2020 Proxy Statement.

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

4.5	Description of Capital Stock

10.1*	2007 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

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

10.35†

Amendment No. 11 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

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

10.47†

Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10.48

Third Amended and Restated Investors’ Rights Agreement by and among the company and the parties thereto, dated as of August 21, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.49†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.50†

Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2019).

10.51

Exchange Agreement by and between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P., dated June 18, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.
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

SYNDAX PHARMACEUTICALS, INC.

Date: March 5, 2020	By:	/s/ Briggs W. Morrison, M.D.
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

Signature	Title	Date

/s/ Briggs W. Morrison, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020
Briggs W. Morrison, M.D.

/s/ Richard P. Shea	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Richard P. Shea

/s/ Michael A. Metzger	Chief Operating Officer and Director	March 5, 2020
Michael A. Metzger

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 5, 2020
Dennis G. Podlesak

/s/ Pierre Legault	Director	March 5, 2020
Pierre Legault

/s/ Fabrice Egros, PharmD, Ph.D.	Director	March 5, 2020
Fabrice Egros, PharmD, Ph.D.

/s/ Keith A. Katkin	Director	March 5, 2020
Keith A. Katkin

/s/ Jennifer Jarrett	Director	March 5, 2020
Jennifer Jarrett

/s/ William Meury	Director	March 5, 2020
William Meury

Syndax Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2020

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$24,609	$33,769
Restricted cash	-	101
Short-term investments	35,166	47,142
Prepaid expenses and other current assets	2,556	2,334
Total current assets	62,331	83,346
Property and equipment, net	281	373
Right-of-use asset	716	-
Other assets	197	219
Total assets	$63,525	$83,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,178	$1,439
Accrued expenses and other current liabilities	10,195	13,149
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	478	-
Total current liabilities	18,368	16,105
Long-term liabilities:
Deferred revenue, less current portion	13,133	14,650
Right-of-use liability, less current portion	419	-
Other long-term liabilities	5	136
Total long-term liabilities	13,557	14,786
Total liabilities	31,925	30,891
Commitments (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 27,140,484 and 24,835,951 shares outstanding at December 31, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	527,067	492,493
Accumulated other comprehensive loss	—	(25)
Accumulated deficit	(495,470)	(439,423)
Total stockholders' equity	31,600	53,047
Total liabilities and stockholders' equity	$63,525	$83,938

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
License fees	$1,517	$1,517	$2,108
Total revenues	1,517	1,517	2,108
Operating expenses:
Research and development	42,994	60,106	48,201
General and administrative	16,062	17,287	15,861
Total operating expenses	59,056	77,393	64,062
Loss from operations	(57,539)	(75,876)	(61,954)
Other income (expense):
Interest income (expense), net	1,571	1,942	1,421
Other (expense) income, net	(79)	(27)	(269)
Total other income (expense)	1,492	1,915	1,152
Net loss	$(56,047)	$(73,961)	$(60,802)
Net loss attributable to common stockholders	$(56,047)	$(73,961)	$(60,802)
Net loss per share attributable to common stockholders—basic and diluted	$(1.84)	$(2.92)	$(2.90)
Weighted-average common shares outstanding—basic and diluted	30,490,783	25,371,511	20,997,211

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(56,047)	$(73,961)	$(60,802)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net of tax	25	118	(199)
Comprehensive loss	$(56,022)	$(73,843)	$(61,001)

The accompanying notes are an integral part of these consolidated financial statement

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
BALANCE--January 1, 2017	18,215,181	2	389,374	56	(305,293)	84,139
Proceeds from follow on offering, net of offering cost of $3,665	3,950,190	—	48,675	—	—	48,675
Proceeds from exercise of stock options	46,680	—	277	—	—	277
Vesting of restricted stock	8,543	—	59	—	—	59
Stock-based compensation expense	—	—	5,450	—	—	5,450
Proceeds from "At-the-market" offering, net	148,421	—	1,705	—	—	1,705
Unrealized losses on short-term investments	—	—	—	(199)	—	(199)
Employee withholdings ESPP	—	—	97	—	—	97
Cumulative effect adjustment of adoption ASU 2016-09	—	—	16	—	(16)	-
Proceeds from direct stock placement, net	2,021,018	—	24,918	—	—	24,918
Net loss	—	—	—	—	(60,802)	(60,802)
Balance—December 31, 2017	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Proceeds from "At-the-market" offering, net of offering cost of $67	2,114,169	—	15,497	—	—	15,497
Proceeds from exercise of stock options	7,850	—	26	—	—	26
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Stock purchase under ESPP	24,684	—	—	—	—	—
Stock-based compensation expense	—	—	6,201	—	—	6,201
Unrealized gains on short-term investments	—	—	—	118	—	118
Employee withholdings ESPP	—	—	198	—	—	198
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Retirement of common stock in exchange for common stock warrant	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(73,961)	(73,961)
Balance—December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Proceeds from "At-the-market" offering, net of $34 offering expense	140,819	—	830	—	—	830
Proceeds from direct offering, net of $1,571 in common stock warrants, $98 offering expenses	2,095,039	1	10,901	—	—	10,902
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Stock purchase under ESPP	42,818	—	—	—	—	—
Stock-based compensation expense	—	—	6,005	—	—	6,005
Unrealized gains on short-term investments	—	—	—	25	—	25
Employee withholdings ESPP	—	—	182	—	—	182
Proceeds from exercise of stock options	25,857	—	178	—	—	178
Net loss	—	—	—	—	(56,047)	(56,047)
Balance—December 31, 2019	27,140,484	$3	$527,067	$-	$(495,470)	$31,600

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,047)	$(73,961)	$(60,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	78	76
Amortization and accretion of investments	(780)	(558)	223
Non-cash operating lease expense	359	—	—
Stock-based compensation	6,005	6,201	5,450
Other	—	11	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(52)	1,033	(329)
Accounts payable	4,739	(792)	(194)
Deferred revenue	(1,517)	(1,517)	2,892
Accrued expenses and other liabilities	(3,411)	974	5,305
Net cash used in operating activities	(50,612)	(68,531)	(47,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(187)	(84)
Purchases of short-term investments	(104,018)	(78,844)	(152,263)
Proceeds from sales and maturities of short-term investments	116,799	130,429	135,275
Net cash provided by (used in) investing activities	12,781	51,398	(17,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offering, net	—	—	48,675
Proceeds from issuance of common stock in at-the-market offering, net	830	15,497	1,755
Proceeds from issuance of common stock in direct placement offering, net	27,380	—	24,918
Proceeds from Employee Stock Purchase Plan	182	198	97
Proceeds from exercise of stock options	178	26	277
Other	—	8	—
Net cash provided by financing activities	28,570	15,729	75,722
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,261)	(1,404)	11,279
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	33,985	35,389	24,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$24,724	$33,985	$35,389

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$24,609	$33,769	$35,168
Restricted cash included in current and noncurrent assets	115	216	221
Cash, cash equivalents and restricted cash	$24,724	$33,985	$35,389

Supplemental disclosures of cash flow information (Note 16).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“the Company”) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing its lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. The Company’s pipeline also includes SNDX-6352, a monoclonal antibody that blocks the colony stimulating factor 1 (CSF-1) receptor, as well as SNDX-5613, a selective inhibitor targeting the binding interaction of menin with the mixed lineage leukemia (“MLL”) protein. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand its pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2019, in combination with the net proceeds of its January 2020 equity financing and February 2020 debt financing (see Note 19), should enable the Company to maintain its planned operations for at least twelve months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

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

Concentrations of Credit Risk

Cash and cash equivalents, restricted cash, and short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. Substantially all of the Company’s cash, cash equivalents, and short-term investments were deposited in accounts at two financial institutions, and at times, such deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s available-for-sale investments primarily consist of government money market funds, corporate debt securities, commercial paper, credit card asset-backed securities and overnight deposits and potentially subject the Company to concentrations of credit risk.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Rule 606 Revenue from Contracts with Customers (ASC 606), on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). As of January 1, 2018, the Company had only one contract within the scope of ASC 606, a license agreement with Kyowa Kirin Co., Ltd. (“KKC”), under which the Company granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea (the “KKC License Agreement”). The KKC License Agreement is discussed further in Note 4.

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

Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license fees and earnings in the period of adjustment.  For development milestones related to the KKC Agreement, the Company does not take a substantive role or control the research, development or commercialization of any products generated by KKC. Therefore, the Company is not able to reasonably estimate when, if at all, any development milestone payments may be payable to the Company. As such, the development milestone payments associated with the KKC Agreement involve a substantial degree of uncertainty and risk that they may never be received.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2019, the Company incurred $2.0 million in external costs related to cost-sharing collaborations, of which $1.0 million has been recorded as a reduction to research and development expense. During the year ended December 31, 2018, the Company incurred $4.7 million in external costs related to cost-sharing collaborations, of which $2.4 million has been recorded as a reduction to research and development expense. During the year ended December 31, 2017, the Company incurred $3.0 million in external costs related to cost-sharing collaborations, of which $1.4 million has been recorded as a reduction to research and development expense.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 14) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Stock-Based Compensation

The Company accounts for all stock option awards granted to employees and non-employees using a fair value method. Stock-based compensation is measured at the grant date fair value of the stock option grants and is recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved. The Company accounts for forfeitures as they occur.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company adopted ASU 2016-02 and its related amendments (collectively known as ASC 842) using the prospective method, effective on January 1, 2019. See Note 5 “Leases” to our consolidated financial statements included elsewhere herein for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to leases. The Company adopted ASU 2016-02 on January 1, 2019, and it did not have a material impact on its consolidated balance sheet, consolidated statement of comprehensive loss or consolidated statement of cash flows.

4. Revenue from Contracts with Customers

On December 19, 2014 (the “Effective Date”), the Company entered into the KKC License Agreement, under which the Company granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea.

Under the terms of the KKC License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KKC access to know-how and regulatory information the Company may develop over the life of the entinostat patent. Lastly, to the extent additional intellectual property is developed during the term of the agreement, KKC will receive the right to the intellectual property when and if available. KKC will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KKC paid the Company $25.0 million upfront, which included a $7.5 million equity investment and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KKC will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. The term of the agreement commenced on the Effective Date and, unless earlier terminated in accordance with the terms of the agreement, will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

The equity purchase and the up-front payment of the license fee were accounted for separately. The Company allocated the amount of consideration equal to the fair value of the shares on the Effective Date, which resulted in $7.7 million of proceeds allocated to the equity purchase and the remaining consideration of $17.3 million allocated to the up-front license fee.

In October 2017, the Company announced that KKC enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative breast cancer. In accordance with the terms of the license agreement, KKC paid the Company a $5.0 million milestone payment which the Company received in December 2017.

The Company determined that the performance obligations associated with the KKC License Agreement include (i) the combined license, rights to access and use materials and data, and rights to additional intellectual property, and (ii) the clinical supply obligation. All other goods or services promised to KKC are immaterial in the context of the agreement. Under ASC 606, the identification of the clinical supply obligation as a distinct performance obligation separate and apart from the license performance obligation resulted in a change in the performance period. The start of the performance period under ASC 606 was determined to be the contract inception date, December 19, 2014. The clinical supply was identified as a separate performance obligation under ASC 606 as (i) the Company is not providing a significant service of integration whereby the clinical supply and other promises are inputs into a combined output, (ii) the clinical supply does not significantly modify or customize the other promises nor is it significantly modified or customized by them, and (iii) the clinical supply is not highly interdependent or highly interrelated with the other promises in the agreement as KKC could choose not to purchase the clinical supply from the Company without significantly affecting the other promised goods or services. The Company further concluded that the clinical supply represented an immaterial performance obligation and therefore the entire $17.3 million allocated to the upfront payment was allocated to the combined license and will be recognized ratably over the performance period, representing contract inception though 2029. In 2017, KKC achieved a development milestone, and was required to pay the Company $5.0 million. The Company is recognizing the development milestone consideration over the performance period coinciding with the license to intellectual property. As the Company determined that its performance obligations associated with the KKC Agreement at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement, any payments received by the Company from KKC, including the upfront payment and progress-dependent development and regulatory milestone payments, are recognized as revenue using a time-based proportional performance model over the contract term (December 2014 through 2029) of the collaboration, within license fees. To date no commercial milestone payments or royalties have been achieved.

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of December 31, 2019. Deferred revenue related to the KKC License Agreement was $14.7 million as of December 31, 2019 and will be recognized over the remainder of the contract term.

5. Leases

Adoption of ASC Topic 842, “Leases”

The Company adopted ASC 842 on January 1, 2019, using the prospective approach which provides a method for recording existing leases at adoption using the effective date of the standard as its initial application date. ASC 842 generally requires all leases to be recognized on the balance sheet. In addition, the Company elected the relief package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company not to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, Leases. The adoption of ASC 842 resulted in the recording of a lease asset and lease liability of approximately $1.3 million as of January 1, 2019. ASC 842 did not materially impact the Company’s consolidated results of operations, equity or cash flows as of the adoption date or for the periods presented.

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

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The remaining lease terms as of December 31, 2019 for the facility in Waltham, Massachusetts and New York, New York, were 26 months and 14 months, respectively. As of December 31, 2019, the consolidated balance sheet includes a $0.7 million operating lease ROU asset and a $0.9 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2019, the Company recorded approximately $447,000 in operating lease expense and made approximately $566,000 in lease payments.

Future minimum lease payments under the Company’s operating leases as of December 31, 2019 and 2018, were as follows:

Maturity of lease liabilities	As of	As of
(in thousands)	December 31, 2019	December 31, 2018
2019	$—	$569
2020	585	588
2021	394	395
2022	59	59
Thereafter	—	—
Total lease payments	$1,038	$1,611
Less: imputed interest	(141)
Total operating lease liability	$897

Future minimum lease payments under the Company’s capital leases as of December 31, 2019 and 2018, were $9,000 and $14,000, respectively.

6. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for the three years ended December 31, 2019, 2018, and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator--basic and diluted:
Net loss	$(56,047)	$(73,961)	$(60,802)
Net loss attributable to common stockholders--basic and diluted	$(56,047)	$(73,961)	$(60,802)
Net loss per share—basic and diluted	$(1.84)	$(2.92)	$(2.90)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	30,490,783	25,371,511	20,997,211

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2019	2018	2017
Options to purchase common stock	6,057,011	4,252,983	3,391,832
Common stock warrants	4,595,039	—	357,840
ESPP shares	15,223	29,736	—

As discussed in Note 12, in June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 pre-funded warrant shares. Further, in March 2019, the Company sold an additional 2,500,000 pre-funded warrant shares. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The amount payable has been recorded in accounts payable as of December 31, 2019.

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

In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, the Company has entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.1 million. The total contractual costs under this agreement are $24.5 million. As of December 31, 2019, the Company’s maximum aggregate remaining payment obligations under the agreement are approximately $6.7 million, which are estimated to be paid over a period of approximately two years.

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

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Office and computer equipment	$21	$38
Furniture and fixtures	134	134
Equipment	256	256
Office equipment under capital lease	13	13
Leasehold improvements	167	167
Total property and equipment	591	608
Accumulated depreciation	(310)	(235)
Property and equipment, net	$281	$373

9. Fair Value Measurements

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

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019, 2018 and 2017.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Cash equivalents	$24,609	$23,439	$1,170	$—
Short-term investments	35,166	—	35,166	—
Total assets	$59,775	$23,439	$36,336	$—
December 31, 2018
Assets:
Cash equivalents	$33,769	$29,270	$4,499	$—
Short-term investments	47,142	—	47,142	—
Total assets	$80,911	$29,270	$51,641	$—

Cash equivalents of $23.4 million as of December 31, 2019 and $29.3 million as of December 31, 2018 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.2 million as of December 31, 2019 and $4.5 million as of December 31, 2018 consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $35.2 million as of December 31, 2019 and $47.1 million as of December 31, 2018, consisted of commercial paper and highly rated corporate bonds and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of December 31, 2019, the remaining contractual maturities of the available-for-sale securities were less than 12 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2019. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Commercial paper	$15,675	$5	$—	$15,680
Corporate bonds	18,361	—	(5)	18,356
Asset back securities	2,300	—	—	2,300
	$36,336	$5	$(5)	$36,336
December 31, 2018
Commercial paper	$22,619	$—	$(15)	$22,604
Corporate bonds	29,047	2	(12)	29,037
	$51,666	$2	$(27)	$51,641

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Short-term deposits	$1,297	$663
Prepaid clinical supplies	166	101
Interest receivable on investments	116	253
Reimbursable costs	416	797
Prepaid insurance	214	188
Other	347	332
Total prepaid expenses and other current assets	$2,556	$2,334

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued professional fees	$403	$484
Accrued compensation and related costs	2,800	2,804
Accrued clinical costs	6,726	9,726
Other	266	135
Total accrued expenses	$10,195	$13,149

12. Common Stock

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

In April 2017, the Company entered into a sales agreement with Cowen under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2017 ATM Program”). Since inception of the ATM program in 2017, the Company has sold 2,403,409 shares of common stock pursuant to the ATM program, at an average price of $7.82 per share for gross proceeds of $18.8 million, resulting in net proceeds of $18.2 million after deducting sales commissions and offering expenses. The 2017 ATM Program was replaced by the 2019 ATM Program.

In August 2019, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In 2019, prior to the effectiveness of the 2019 ATM Program, the Company sold 140,819 shares of common stock under the 2017 ATM program for net proceeds of $0.8 million. No shares of common stock have been sold under the 2019 ATM program.

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

In January 2020, the Company sold 3,036,719 shares of common stock, par value $0.0001 per share (“Common Stock”) and Pre-Funded Warrants to purchase 1,338,287 shares of Common Stock (the “Pre-Funded Warrants”). The offering price for the securities was $8.00 per share or $7.9999 for each Pre-Funded Warrant. As a result of this offering, the exercise price of Series 1 and Series 2 Warrants outstanding reset from $12.00 per share to $10.00 per share and from $18.00 per share to $13.00, respectively.

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

On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 Pre-Funded Warrant shares. The Company recorded the issuance of the Pre-Funded Warrants and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the Pre-Funded Warrants at an exercise price per share equal to $0.0001 per share and the Pre-Funded Warrants expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding Pre-Funded Warrants may not be exercised if the holder's ownership of the Company's common stock would exceed 9.99 percent following such exercise.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2019
Common stock issuable under pre-funded warrants	4,500,000
Series 1 and 2 warrants	4,595,039
Options to purchase common stock	6,643,565
Employee Stock Purchase Plan	856,994
Total	16,595,598

13. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2019, there were 586,554 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2020, the shares available for issuance under the 2015 Plan were increased to 1,672,173.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$2,061	$1,910	$1,363
General and administrative	3,944	4,291	4,087
Total	$6,005	$6,201	$5,450

Stock Options

As of December 31, 2019, there was $10.1 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.3 years. Stock compensation costs have not been capitalized by the Company. As of December 31, 2019, there was $0.7 million of unrecognized compensation cost related to performance-based options, and $9.4 million of unrecognized compensation expense related to service based options.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the straight-line method to the extent achievement of the performance condition is probable.

In 2017, the Company granted 60,000 options with performance conditions, 13,333 of which have vested in 2019, and 6,667 of which have been cancelled as of December 31, 2019. In the years ended December 31, 2019, 2018 and 2017, the Company recorded approximately $88,000, $142,000 and $29,000, respectively, of stock compensation expense associated with these awards.

In 2019, the Company granted to certain employees 583,000 stock options that contain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $181,000 of stock compensation expense associated with these awards for the year ended December 31, 2019. For the remaining milestones, achievement of the performance conditions was considered not probably, nor met, and therefore no expense has been recognized related to these awards for the year ended December 31, 2019.

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

	Years Ended December 31,
	2019	2018	2017
Expected term (in years)	5.97	5.90	6.02
Volatility rate	76.95%	76.28%	73.86%
Risk-free interest rate	2.29%	2.69%	2.02%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2019	4,252,983	$9.23	7.3	$66
Granted	1,964,025	$6.99
Exercised	(25,857)	$6.86
Canceled or forfeited	(134,140)	$9.85
Outstanding—December 31, 2019	6,057,011	$8.50	7.2	$6,306
Exercisable—December 31, 2019	3,620,626	$8.93	6.1	$3,114
Options vested, exercisable or expected to vest—December 31, 2019	5,655,008	$8.64	7.1	$5,373

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017, was $4.81, $6.17, and $6.68 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 25,857 options exercised for the year ended December 31, 2019, resulting in total proceeds of $178,000; 7,850 options exercised for the year ended December 31, 2018, resulting in total proceeds of $26,000; and 46,680 options exercised for the year ended December 31, 2017, resulting in total proceeds of $0.3 million. The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $9,000, $0.1 million, and $0.2 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in February 2016 and became effective upon the closing of the IPO on March 8, 2016. The ESPP authorizes the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The Company issued 42,818 shares during 2019. On January 1, 2020, the shares of common stock reserved for issuance under the ESPP was increased to 1,128,398. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods. Purchases under the ESPP are effected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2019, 2018 and 2017 the Company recorded stock-based compensation expense related to the ESPP of $113,000, $132,000 and $42,000 respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2019, 2018 and 2017, the Company made $119,000, $126,000 and $106,000 contributions to the plan, respectively.

14. Income Taxes

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

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,410	$12,684
Research and development credits	4,156	3,443
Capitalized start-up and research and development costs, net	55,452	59,331
Deferred revenue	3,334	3,690
Depreciation and amortization of capitalized cost	13	(11,550)
Accruals	828	630
Other temporary differences	4,223	3,423
Deferred tax assets before valuation allowance	84,416	71,651
Valuation allowances	(84,416)	(71,651)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $12.8 million and $17.2 million in 2019 and 2018, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research and development costs.

As of December 31, 2019, the Company had approximately $68.0 million and $33.1 million in federal and state Net Operating Losses (“NOLs”), respectively, which begin to expire at various dates starting in 2025. As of December 31, 2019, the Company had federal and state research credits of $2.9 million and $1.6 million, respectively, which begin to expire in 2021.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company completed an analysis through March 31, 2019 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, its ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2019, and 2018, the Company had uncertain tax positions of $0.2 million related to capitalized research and development costs and research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2019 and 2018. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2019, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefit--beginning of year	$163	$163	$241
Decreases related to prior period positions	—	—	(78)
Unrecognized tax benefit--end of year	$163	$163	$163

The Company files tax returns in the United States, Massachusetts, California, New Jersey, New York, and Pennsylvania.  All tax years since inception (October 11, 2005) remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

15. Commitments

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

16. Supplemental Cash Flow Information

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance costs included in accounts payable and accrued expenses	$—	$—	$50
Vesting of restricted stock	$—	$—	$59

The adoption of ASC 842, “Leases”, resulted in the recording of a lease asset and a lease liability of approximately $1.3 million as of January 1, 2019.

17. Related-Party Transactions

In June 2015, the Company hired a Chief Executive Officer who was also appointed as a member of the Board. This individual is also a managing director at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

18. Quarterly financial information (unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2019
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$379	$379	$379	$380
Operating expenses:
Research and development	11,279	12,290	9,923	9,502
General and administrative	3,911	3,463	3,605	5,083
Total expenses	15,190	15,753	13,528	14,585
Loss from operations	(14,811)	(15,374)	(13,149)	(14,205)
Other income	509	458	320	205
Net loss	$(14,302)	$(14,916)	$(12,829)	$(14,000)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(0.47)	$(0.41)	$(0.44)
Weighted-average shares--basic and diluted	27,023,466	31,605,279	31,630,639	31,640,484

	Three Months Ended
	2018
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$379	$379	$379	$380
Operating expenses:
Research and development	15,339	14,851	14,095	15,821
General and administrative	4,791	4,479	4,125	3,892
Total expenses	20,130	19,330	18,220	19,713
Loss from operations	(19,751)	(18,951)	(17,841)	(19,333)
Other income	353	563	503	496
Net loss	$(19,398)	$(18,388)	$(17,338)	$(18,837)
Net loss per share attributable to common stockholders—basic and diluted	$0.79	$0.74	$0.68	$0.70
Weighted-average shares--basic and diluted	24,478,269	24,705,441	25,471,587	26,804,089

19. Subsequent Events

On January 30, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with five life sciences investors, including Biotechnology Value Fund, L.P., Boxer Capital and AI Life Sciences Investments LLC, an affiliate of Access Industries Inc. (the “Initial Purchasers”), relating to the issuance and sale (the “Offering”) of 3,036,719 shares of its Common Stock, par value $0.0001 per share (“Common Stock”) and pre-funded warrants to purchase 1,338,287 shares of Common Stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants enable the holder to make a cash investment in the Company without increasing its beneficial ownership in the Common Stock because the shares of Common Stock underlying the Pre-Funded Warrant are not issued until the warrant is exercised. The Pre-Funded Warrants are exercisable immediately upon issuance at an initial exercise price of $0.0001 per share and expire on the date upon which the Pre-Funded Warrant is fully exercised. The shares of Common Stock and Pre-Funded Warrants will be issued separately.

The offering price for the securities is $8.00 per share (or $7.9999 for each Pre-Funded Warrant). The aggregate gross proceeds to the Company from this offering are expected to be approximately $35.0 million, excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants.

The exercise price and the number of shares of Common Stock purchasable upon the exercise of the Pre-Funded Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s Common Stock. As a result of the offering, the initial exercise price of the Series 1 Warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 Warrants was reduced to $13.00 per share.

On February 7, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Phase 3 clinical trial of entinostat (E2112) in patients with advanced hormone receptor positive, human epidermal growth factor receptor 2 negative, breast cancer has achieved the primary efficacy endpoint sufficient to file an NDA as the next step in clinical development (“Performance Milestone”). After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone (the “Maturity Date”). At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances.

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.