Form 10-Q
period 2020-03-31
Syndax Pharmaceuticals Inc
filed 2020-05-07
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, there were 36,094,929 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•

statements regarding the impact of the COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•

the timing of the progress and receipt of data from the Phase 3 clinical trial of entinostat in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer;

•	the timing of the progress and receipt of data from the Phase 1b/2 clinical trial of axatilimab in chronic Graft Versus Host Disease (cGVHD);
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

•	the timing of the progress and receipt of data from the Phase 1 clinical trial of axatilimab and the potential use of axatilimab to treat various cancer and cancer-related indications;
•	the scope, timing of the commencement, progress and receipt of data from any other clinical trials that we and our collaborators may conduct;
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•	our ability to maintain our licenses with Bayer Pharma AG, Kyowa Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients;
•	developments relating to our competitors and our industry; and
•	political, social and economic instability, natural disasters or public health crisis, including but not limited to the COVID-19 pandemic, in countries where we or our collaborators do business.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$44,629	$24,609
Restricted cash	115	—
Short-term investments	54,376	35,166
Prepaid expenses and other current assets	5,086	2,556
Total current assets	104,206	62,331
Property and equipment, net	259	281
Right-of-use asset, net	608	716
Other assets	82	197
Total assets	$105,155	$63,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,998	$6,178
Accrued expenses and other current liabilities	7,795	10,195
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	480	478
Total current liabilities	18,790	18,368
Long-term liabilities:
Deferred revenue, less current portion	12,754	13,133
Right-of-use liability, less current portion	306	419
Loan payable	19,792	—
Other long-term liabilities	4	5
Total long-term liabilities	32,856	13,557
Total liabilities	51,646	31,925
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,240,838 and 27,140,484 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	564,164	527,067
Accumulated other comprehensive income	48	—
Accumulated deficit	(510,706)	(495,470)
Total stockholders’ equity	53,509	31,600
Total liabilities and stockholders’ equity	$105,155	$63,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
License fees	$379	$379
Total revenues	379	379
Operating expenses:
Research and development	9,562	11,279
General and administrative	5,917	3,911
Total operating expenses	15,479	15,190
Loss from operations	(15,100)	(14,811)
Other (expense) income:
Interest expense	(449)	—
Interest income	333	452
Other (expense) income	(20)	57
Total other (expense) income	(136)	509
Net loss	$(15,236)	$(14,302)
Other comprehensive income (loss):
Unrealized gain on marketable securities	$48	$33
Comprehensive loss	$(15,188)	$(14,269)
Net loss attributable to common stockholders	$(19,142)	$(14,302)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.53)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	34,328,640	27,023,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,236)	$(14,302)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	23	(180)
Amortization and accretion of investments	(110)	—
Non-cash operating lease expense	108	—
Non-cash interest expense	62	—
Stock-based compensation	1,829	1,592
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,530)	(2,453)
Accounts payable	2,820	2,908
Deferred revenue	(379)	(379)
Accrued expenses and other liabilities	(2,512)	(4,017)
Net cash used in operating activities	(15,925)	(16,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(34,938)	(20,628)
Proceeds from sales and maturities of short-term investments	15,885	33,380
Net cash (used in) provided by investing activities	(19,053)	12,752
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	—	830
Proceeds from direct stock offering, net	34,866	27,571
Proceeds from debt agreement, net	19,730	—
Proceeds from Employee Stock Purchase Plan	64	27
Proceeds from stock option exercises	338	—
Other	—	(2)
Net cash provided by financing activities	54,998	28,426
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,020	24,347
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	24,724	33,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$44,744	$58,332
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$126	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs debt included in accounts payable and accrued expenses	$82	$171

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, and the results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2020. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first and second quarters of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  We anticipate that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of our clinical programs.  The extent to which the COVID-19 pandemic impacts our business, our clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidate; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Debt Issuance Cost

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is canceled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company’s consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on issuance date. The Company did not have any material embedded derivatives that required bifurcation upon issuance or as of March 31, 2020.

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

We anticipate that the COVID-19 pandemic will have an impact on the clinical and pre-clinical development timelines for our clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

4. Revenue from Contracts with Customers

On December 19, 2014 (the “Effective Date”), the Company entered into a license agreement with Kyowa Kirin, Co., Ltd. (the KKC License Agreement), under which the Company granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea. Under the terms of the KKC License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KKC access to know-how and regulatory information the Company may develop over the life of the entinostat patent. Lastly, to the extent additional intellectual property is developed during the term of the agreement, KKC will receive the right to the intellectual property when and if available. KKC will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KKC paid the Company $25.0 million upfront, which included a $7.5 million equity investment and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KKC will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. The term of the agreement commenced on the Effective Date and, unless earlier terminated in accordance with the terms of the agreement, will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of March 31, 2020. Deferred revenue related to the KHK License Agreement was $14.3 million as of March 31, 2020 and will be recognized over the remainder of the contract term.

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

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(15,236)	$(14,302)
Deemed dividend due to warrant reset	(3,906)	—
Net loss attributable to common stockholders—basic and diluted	$(19,142)	$(14,302)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.53)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	34,328,640	27,023,466

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2020	2019
Options to purchase common stock	6,897,802	5,629,120
Warrants to purchase common stock	4,595,039	4,595,039
Employee Stock Purchase Plan	24,214	27,471
Non-vested restricted stock units (RSUs)	15,000	—

In June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 warrants. Further, as discussed in Note 13, in March 2019, the Company sold 2,095,039 shares of common stock as well as 2,500,000 pre-funded warrants and 4,595,039 Series 1 and Series 2 warrants. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. In January 2020, the Company sold 3,036,719 shares of common stock as well as 1,338,287 pre-funded warrants. The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Allergan. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Allergan License Agreement at will at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The $4.0 million payable has been recorded in accounts payable as of March 31, 2020.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as axatilimab, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, we have entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.1 million. We have agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements. As of March 31, 2020, the Company’s aggregate payment obligations under this agreement are approximately $24.6 million; and its remaining payment obligations are approximately $5.8 million, which are estimated to be paid over a period of approximately two years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2020
Assets:
Cash and cash equivalents	$44,629	$44,629	$—	$—
Short-term investments	54,376	—	54,376	—
Total assets	$99,005	$44,629	$54,376	$—
December 31, 2019
Assets:
Cash and cash equivalents	$24,609	$23,439	$1,170	$—
Short-term investments	35,166	—	35,166	—
Total assets	$59,775	$23,439	$36,336	$—

Cash and cash equivalents of $44.6 million and $23.4 million as of March 31, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.2 million as of December 31, 2019, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $54.4 million and $35.2 million as of March 31, 2020 and December 31, 2019, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 31, 2020, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2020 and 2019. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2020
Commercial paper	$36,987	$85	$—	$37,072
Corporate bonds	15,041	1	(38)	15,004
Asset-backed securities	2,300	—	—	2,300
	$54,328	$86	$(38)	$54,376
December 31, 2019
Commercial paper	$15,675	$5	$—	$15,680
Corporate bonds	18,361	—	(5)	18,356
Asset-backed securities	2,300	—	—	2,300
	$36,336	$5	$(5)	$36,336

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Short-term deposits	$2,343	$1,297
Prepaid clinical supplies	152	166
Interest receivable on investments	167	116
Reimbursable costs	324	416
Prepaid insurance	1,693	214
Other	407	347
Total prepaid expenses and other current assets	$5,086	$2,556

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued professional fees	$373	$403
Accrued compensation and related costs	1,223	2,800
Accrued clinical costs	5,664	6,726
Other	535	266
Total accrued expenses and other current liabilities	$7,795	$10,195

10. Stock-Based Compensation

In January 2020, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 1,085,619 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2020, the total number of shares of common stock available for issuance under the 2015 Plan was 765,348. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-

employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$532	$534
General and administrative	1,297	1,058
Total	$1,829	$1,592

Compensation expense by type of award in the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock options	$1,793	$1,559
Employee Stock Purchase Plan	36	33
Total	$1,829	$1,592

During the three months ended March 31, 2020, the Company granted 1,121,825 stock options to certain executives and employees having service-based vesting conditions. The grant date fair value of the options granted in the three months ended March 31, 2020, was $7.3 million, or $6.52 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

In 2019, the Company granted 583,000 stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $50,000 of stock compensation expense associated with these awards for the three months ended March 31, 2020. One performance milestone was not achieved by December 31, 2019, and therefore 194,338 stock options were cancelled on January 1, 2020. For the remaining award containing performance-based vesting criteria, the achievement of the milestone was considered not probable, nor met, and therefore no expense has been recognized related to this award for the three months ended March 31, 2020.

During the three months ended March 31, 2020, 51,034 options were exercised for cash proceeds of $338,000. No options were exercised in the three months ended March 31, 2019.

As of March 31, 2020, there was $15.6 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

During the three months ended March 31, 2020, the Company granted 15,000 shares of the Company’s restricted stock units. The shares are scheduled to vest in equal annual tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares totaled $142,000 at the grant date, representing a weighted-average grant date fair value per share of $9.47.

11. Employee Stock Purchase Plan

In January 2020, the number of shares of common stock available for issuance under the ESPP, was increased by 271,404 shares as a result of the automatic increase provision of the ESPP. As of March 31, 2020, the total number of shares of common stock available for issuance under the ESPP was 1,115,797. The Company issued 12,601 shares during the first three months of 2020.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three months ended March 31, 2020, was approximately $36,000. The compensation expense related to the ESPP recorded in the three months ended March 31, 2019, was approximately $33,000.

12. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of March 31, 2020, the Company’s interest rate under the Loan Agreement was 9.85%.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Phase 3 clinical trial of entinostat (E2112) in patients with advanced hormone receptor positive, human epidermal growth factor receptor 2 negative, breast cancer has achieved the primary efficacy endpoint sufficient to file an NDA as the next step in clinical development (“Performance Milestone”). After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone (the “Maturity Date”). At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt, and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

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

In connection with the Loan Agreement, the Company was required to enter into separate deposit account control agreements with the lender in order to perfect the lender’s security interest in the cash collateral in the Company’s operating accounts. In the event of a default under the Loan Agreement, the lender would have the right to take control of the operating accounts and restrict the Company’s access to the operating accounts and the funds therein.

During the quarter ended March 31, 2020, the Company recognized $0.4 million of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of March 31, 2020, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2020	$—
2021	3,057
2022	9,809
2023	7,134
Total principal outstanding	20,000
Unamortized final fee	49
Unamortized debt issuance costs	(257)
Total	$19,792

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—		48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—	—	33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (the “2017 ATM Program”) equity offerings. Cowen is not required to sell any specific amount, but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In the first quarter of 2019, the Company sold 140,819 shares of common stock under the 2017 ATM Program for net proceeds of $0.8 million.

In August 2019, the Company entered into a new sales agreement with Cowen under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the first quarter of 2020, and through May 6, 2020, the Company sold no additional shares of common stock under the ATM program.

In March 2019, the Company issued 2,095,039 shares of its common stock and pre-funded warrants to purchase 2,500,000 shares of common stock to certain investors in a registered direct offering. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and have a term of 20 years. The Company sold the shares of common stock and pre-funded warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 4,595,039 shares of the Company’s common stock (collectively, the “Series Warrants”). The offering price for the securities was $6.00 per share (or $5.9999 for each Pre-Funded Warrant). The aggregate gross proceeds to the Company from this offering were $27.6 million, excluding any proceeds the Company may receive upon exercise of the pre-funded warrants and Series Warrants and offering costs of $0.2 million. No underwriter or placement agent participated in the offering.

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

The Series Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Series Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such warrants do not provide any guarantee of value or return. The Company valued the Series Warrants at issuance in March 2019 using the Black Scholes option pricing model and determined the fair value of the 4,595,039 Series Warrants at $3.4 million. The key inputs to the valuation model included the weighted average volatility of 89.1% and the weighted-average expected term of 1.4 years.

In January 2020, the Company sold 3,036,719 shares of common stock, and pre-funded warrants to purchase 1,338,287 shares of common stock. The offering price for the securities was $8.00 per share of common stock or $7.9999 for each pre-funded warrant. As a result of this offering, the exercise price of Series 1 Warrants and Series 2 Warrants outstanding reset from $12.00 per share to $10.00 per share and from $18.00 per share to $13.00, respectively. The Company recorded $3.9 million as a deemed dividend which represents the value transferred to the warrant holders due to the Series Warrant adjustment mechanism being triggered. The deemed dividend was recorded as both an increase and a decrease in Additional Paid-in-Capital and reduced net income available to common stockholders by the same amount. The key inputs to the valuation model included the weighted average volatility of 96.74% and the weighted average expected term of 0.4 years.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

March 31, 2020
Common stock issuable under pre-funded warrants	5,838,287
Series 1 and 2 warrants	4,595,039
Options to purchase common stock	765,348
Employee Stock Purchase Plan	1,115,797

14. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also an Executive Partner at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

15. Subsequent Event

In May 2020, the Company closed an underwritten public offering whereby the Company sold 5,555,556 shares of common stock at a price of $18.00 per share. The aggregate net proceeds received by the Company were $93.7 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering allows for an additional 833,333 shares to be issued pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 5, 2020.

Company Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We are developing our lead product candidate, entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, in combination with exemestane and several approved PD-1/PD-L1 antagonists. Our pipeline also includes SNDX-6352, or axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, as well as SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML). We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2020 and 2019, we reported a net loss of $15.2 million and $14.3 million, respectively. We reported a net loss attributable to shareholders as of March 31, 2020, of $19.3 million. As of March 31, 2020, we had an accumulated deficit of $510.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $99.0 million.

We continue to monitor our daily operations and program timelines during the evolving coronavirus 2019 (COVID-19) pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance.  COVID-19 has not impacted our financial guidance or changed our timelines for clinical data in 2020, to date.

Clinical Developments

Entinostat

We continue to anticipate that the E2112 trial will reach 410 death events this quarter, which will trigger the final overall survival (OS) analysis. E2112 is the NCI-sponsored, ECOG-ACRIN-led Phase 3 registration trial of entinostat, a Class I selective HDAC inhibitor, plus exemestane in advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer. A positive OS assessment would allow us to file for full regulatory approval in the U.S.

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

SNDX-5613

We recently announced initial clinical data from the Phase 1 portion of its ongoing open-label Phase 1/2 AUGMENT-101 trial of SNDX-5613, our potent, highly selective oral menin inhibitor. Data presented serve as the first clinical evidence that inhibition of the menin-MLL1 interaction can induce response in patients with mixed lineage leukemia rearranged (MLL-r) acute leukemias. The presentation, which was featured at the 2020 American Association for Cancer Research (AACR) Virtual Annual Meeting I, also highlighted preclinical findings, including data recently published in Cancer Cell and Science magazine, supporting the potential of single-agent menin-MLL inhibition to serve as an effective intervention for both MLL-r acute leukemias and nucleophosmin (NPM1) mutant acute myeloid leukemia (AML). A copy of the presentation is available on our website under Publications, Menin-MLLR Inhibitors.

The AUGMENT-101 trial is a Phase 1/2 open-label trial designed to evaluate the safety, tolerability, pharmacokinetics and efficacy of orally administered SNDX-5613. The Phase 1 dose escalation portion of AUGMENT-101 was recently separated into two cohorts based on concomitant treatment with a strong CYP3A4 inhibitor. Arm A will enroll patients not receiving a strong CYP3A4 inhibitor, while Arm B will enroll patients receiving a strong CYP3A4 inhibitor. The Phase 1 dose escalation portion of AUGMENT-101 is currently enrolling adults with relapsed/refractory acute leukemias including MLL-r and NPM1 mutant acute leukemias and is expected to establish a recommended Phase 2 dose for both cohorts by the fourth quarter of 2020. The Phase 2 portion will evaluate efficacy, as defined by complete response rate (per International Working Group response criteria), across three expansion cohorts: MLL-r acute lymphoblastic leukemia (ALL), MLL-r AML and NPM1 mutant AML. We expect to present additional results from AUGMENT-101 at a medical conference in the fourth quarter of 2020.

We recently announced that SNDX-5613 was granted Orphan Drug Designation for the treatment of adult and pediatric AML by the U.S. Food and Drug Administration (FDA).

Axatilimab

Enrollment continues across the Phase 1/2 trial evaluating axatilimab, our anti-CSF-1R monoclonal antibody, for the treatment of chronic graft versus host disease (cGVHD). The Phase 1 portion continues to explore alternate dose and schedules, while the Phase 2 expansion is evaluating the benefit of treatment at 1 mg/kg every two weeks. We expect to present additional results from the Phase 1/2 trial in the fourth quarter of 2020.

Data from the Phase 1 trials exploring axatilimab, both as a monotherapy and in combination with IMFINZI® (durvalumab) in patients with locally-advanced or metastatic solid tumors, were summarized in two oral presentations at the AACR Virtual Annual Meeting I. The data indicate that axatilimab is tolerated well in solid tumor patients, and provide evidence of its ability to deplete circulating pro-inflammatory monocytes. A recommended Phase 2 dose of axatilimab for the treatment of patients with solid tumors was determined as monotherapy and in combination with IMFINZI® (durvalumab). A copy of each presentation is available on our website under Publications, Axatilimab.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first and second quarters of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business.  While we are not experiencing financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.  In March 2020, our workforce transitioned to working remotely.  We are currently considering plans to reopen our offices to allow employees to return to the office, which will be based on a approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment.

Supply Chain

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate supplies of entinostat, axatilimab and SNDX-5613 in 2020, as well as adequate commercial product availability for entinostat to support a planned U.S. launch if the E2112 trial is positive and the FDA approves entinostat in 2021.  If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from entinostat, if approved, and to continue our clinical trial operations.

Clinical Development

With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity.  We have not yet, but may experience a disruption or delay in our ability to initiate trial sites and enroll and assess patients.  As the COVID-19 pandemic continues, we anticipate a potential impact on our ability to maintain patient enrollment in the AUGMENT-101 and cGVHD trials.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

With our strong cash balance, including the proceeds of our recent registered direct offering and draw of the first tranche under our loan agreement, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy.  We believe that our cash, cash equivalents and marketable securities as of May 7, 2020 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.  However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we continue evaluation whether the COVID-19 pandemic will adversely affect our business operations and financial results, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three months ended March 31, 2020 and 2019 have been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through March 31, 2020, we have incurred $264.3 million in research and development expenses.

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

Interest expense

Interest expense consists primarily of interest expense on our term loan, operational and capital leases.

Interest Income

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	9,562	11,279	(1,717)	-15%
General and administrative	5,917	3,911	2,006	51%
Total operating expenses	15,479	15,190	289	2%
Loss from operations	(15,100)	(14,811)	289	2%
Other (expense) income:
Interest expense	(449)	—	(449)	—
Interest income	333	452	(119)	-26%
Other (expense) income	(20)	57	(77)	-135%
Total other (expense) income	(136)	509	(645)	-127%
Net loss	$(15,236)	$(14,302)	$934	7%

License Fees

For the three months ended March 31, 2020 and 2019, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended March 31, 2020, our total research and development expenses decreased $1.7 million, or 15%, to $9.6 million from $11.3 million for the comparable quarter in the prior year. The decrease in research and development expenses was primarily due to decreases in clinical activities of $1.4 million, a decrease in employee related expenses of $0.6 million partially offset by increased professional fees of $0.3 million. The decrease in clinical activities was primarily due to reduced clinical activities in our ENCORE programs of $2.3 million partially offset by an increase in clinical activities for our SNDX-5613 program of $0.9 million. The decrease in employee-related expenses is primarily due to a decrease in headcount. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
External research and development expenses	$6,146	$7,273	$(1,127)	-15%
Internal research and development expenses	3,416	4,006	(590)	-15%
Total research and development expenses	$9,562	$11,279	$(1,717)	-15%

General and Administrative

For the three months ended March 31, 2020, our total general and administrative expenses increased $2.0 million, or 51%, to $5.9 million from $3.9 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased pre-commercialization activities of $1.2 million, increased employee expenses of $0.7 million and increased director’s and officer’s insurance of $0.1 million. The increase in employee expenses is primarily due to increased headcount of $0.5 million and increased stock compensation expense of $0.2 million.

Interest expense

For the three months ended March 31, 2020, interest expense, decreased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended March 31, 2020, interest income, decreased from the comparable period in the prior year primarily due interest income on a decrease average balance on cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had cash, cash equivalents and short-term investments totaling $99.0 million. Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In May 2020, we sold 5,555,556 shares of our common stock at a price per share of $18.00 for net proceeds of approximately $93.7 million.

In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for gross proceeds of approximately $35.0 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing their beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant.

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and prefunded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment. If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the January 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Performance Milestone is achieved. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of March 31, 2020, was 3.45%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 12 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In August 2019, we entered into a new sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with their normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used to fund the research and development of our product candidates, acquire or invest in businesses, products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus, and for working capital and general corporate purposes. As of March 31, 2020, $50.0 million of common stock remained available for sale under the 2019 ATM Program.

In April 2017, we entered into a sales agreement with Cowen, under which we issued and sold shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time, or the 2017 ATM Program. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. The proceeds from the offerings, if any, were used for general corporate purposes, including expenditures for research and development of our drug products. In 2019, prior to the effectiveness of the 2019 ATM Program, we sold 140,819 shares of common stock, with net proceeds of $0.9 million.

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
•

the diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

the interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

•

the cost of disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from entinostat, if approved, and to continue our clinical trial operations.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2020, we had an accumulated deficit of $510.7 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(15,925)	$(16,831)
Net cash (used in) provided by investing activities	(19,053)	12,752
Net cash provided by financing activities	54,998	28,426
Net increase in cash, cash equivalents and restricted cash	$20,020	$24,347

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020, was $15.9 million and primarily consisted of  our net loss of $15.2 million adjusted for non-cash items, including stock-based compensation of $1.8 million, a net decrease in operating assets and liabilities of $2.9 million, an investment amortization of $0.1 million and non-cash interest expense associated with the term loan of $0.1 million. The increased net loss is primarily due to increased pre-commercialization expenses, offset by decreased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $2.8 million, offset by decreased prepayments and deposits of $2.5 million, decreased accrued expenses and other liabilities of $2.5 million and decreased deferred revenue of $0.4 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020, was $19.1 million and was primarily due to the purchase of $34.9 million of available-for-sale marketable securities from the proceeds of the direct offering partially offset by $15.8 million of proceeds from the maturities of available-for-sale securities, which will primarily be used to fund the next period’s operating activities.

Net cash provided by investing activities for the three months ended March 31, 2019, was $12.8 million and was primarily due to the $33.4 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $20.6 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020, of $55.0 million was primarily due to the proceeds from our direct placement, net of fees, of $34.9 million, proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $0.3 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2019, of $28.4 million was primarily due to proceeds from sales of shares of our common stock and a pre-funded warrant, net of fees, of $27.4 million, our at-the-market offering, net of discounts and commissions of $0.8 million.

Contractual Obligations and Commitments

On February 7, 2020, we entered into a Loan Agreement with Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Performance Milestone is achieved. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of March 31, 2020, $20.0 million was outstanding under the Loan Agreement. For additional information regarding the Loan Agreement with Hercules, see Note 13 to our condensed consolidated financial statements located elsewhere in this report.

Other than the Loan Agreement, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 5, 2020.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had cash and cash equivalents of $44.6 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $54.4 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Hercules Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of March 31, 2020, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2020, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Risks Related to Our Business and Industry

COVID-19 could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing COVID-19, was initially reported and has since been declared a pandemic by the World Health Organization. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of the executive orders, the shelter-in-place (“SIP”) orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, SIP and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from entinostat, if approved, and to continue our clinical trial operations.

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, SIP orders, social distancing requirements, business closures in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;
•	failure of third parties, such as ECOG-ACRIN or contract research organizations, or CROs, to satisfy their contractual duties or meet expected deadlines;
•	withdrawal of sponsorship of the NCI because of a failure of ECOG-ACRIN to meet certain performance metrics in the clinical trial;
•	delays in the testing, validation, manufacturing and delivery of entinostat to the clinical trial sites;
•	delays caused by patients dropping out of a trial due to side effects or disease progression;
•	unacceptable risk-benefit profile or unforeseen safety issues or adverse drug reactions;
•	failure to demonstrate the efficacy of entinostat in this clinical trial;
•	changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, including, but not limited to the COVID-19 pandemic.

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

Entinostat, SNDX-5613 and axatilimab are currently our only product candidates. Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process, including the potential impact to expected site initiation, enrollment and participation in our clinical trials;

•

significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

completion of the Phase 3 clinical trial in advanced HR+, HER2- breast cancer, which will depend substantially upon the satisfactory performance of ECOG-ACRIN and the NCI and other third-party contractors for entinostat;

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
•	timely completion of the Phase 1a/1b clinical trials of axatilimab as a monotherapy and in combination with durvalumab and of the Phase 2 clinical trial of axatilimab in patients with cGVHD;
•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

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

•

the availability of commercial supplies of therapeutics, including Imfinzi, and clinical supplies of investigational drugs, to support the development and marketing of the axatilimab therapy as a component of a combination drug regimen for axatilimab;

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

Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or  NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NMP1 mutant AML the interaction with Menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein know as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interactionmolecules, such as SNDX-5613, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in patients with MLL-r leukemia and assess bothrelapsed/refractory acute leukemias. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. The Phase 1 portion of the trial is open label, and we have released and may in the future release results from time to time that reflect very small numbers of patients which may not accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion will evaluate efficacy of SNDX-5613, as defined by Complete Remission rate, across three expansion cohorts enrolling adult patients with MLL-r acute lymphoblastic leukemia, or ALL, MLL-r acute myeloid leukemia, or AML, and NPM1 mutant AML. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in one or more of these indications. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients, and we may be unable to establish sufficient efficacy to warrant continued development in one or more of these indications.

Our strategy for developing axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in Graft Versus Host Disease, or cGVHD. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD.  Our approach is to conduct Phase 1 clinical trial with axatilimab in subjects with active cGVHD who have failed at least two prior lines of therapy. If our initial clinical data lend support for our hypothesis, we plan to continue developing axatilimab in this indication. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of axatilimab in patients and we may be unable to establish sufficient efficacy to warrant continued development in this indication.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in April 2020, we announced interim data from our Phase 1/2 clinical trial of SNDX-5613. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic;
•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication such as MLL-r acute leukemia;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consents; and
•	risk that enrolled subjects will drop out before completion.

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

We are dependent on UCB Biopharma Sprl, or UCB, to comply with the terms of our license agreement for axatilimab.

Our commercial success also depends upon our ability to develop, manufacture, market and sell axatilimab. In July 2016, we entered into the UCB license agreement pursuant to which we obtained a worldwide, sublicenseable, exclusive license to axatilimab, an IND-ready anti-CSF-1R monoclonal antibody. Under the UCB license agreement, we are dependent on UCB’s performance of its responsibilities and its cooperation with us. UCB may not perform its obligations under the UCB license agreement or otherwise cooperate with us. We cannot control whether UCB will devote the necessary resources to its obligations under the UCB license agreement, nor can we control the timing of its performance. Additionally, certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell axatilimab may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of axatilimab, and materially harm our business.

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

Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. In addition, our product candidates could fail to receive regulatory approval from the FDA or foreign regulatory authorities for other reasons, including but not limited to:

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In additional, public health epidemics, such as the worldwide COVID-19 pandemic, may impact the ability of our existing or future manufacturers to perform their obligations to us.

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

Even if we obtain regulatory approval for our product candidates, they would be subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Chronic graft versus host disease has historically been managed by off-label treatments. However, in 2017 ibrutinib (Imbruvica®) became the first drug approved for use patients with cGVHD after failure of one or more lines of systemic therapy. KD-025 and Ruxolitinib (Jakafi®), are currently in registration-directed studies to treat steroid refractory cGVHD patients and, if approved, may also compete with axatilimab.

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

Private payors often follow decisions by the Centers for Medicare & Medicaid Services, or CMS, regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-

consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There remain judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care, and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the ways that they conceal access to systems. Many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding employees or clinical trial patients, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. Any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events resulting in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect. Any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure.

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

For the quarter ended March 31, 2020, we reported a net loss of $15.2 million. Net loss attributable to shareholders for the quarter ended March 31, 2020, was $19.3 million. As of March 31, 2020, we had an accumulated deficit of $510.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the COVID-19 pandemic. For example, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

•

business interruptions resulting from pandemics and public health emergencies, including those related to the ongoing COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through March 31, 2020 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We may have experienced an ownership change since March 31, 2020, and we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The portfolio that we licensed from UCB includes patent applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab or methods of using axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that a patent, if any, granted based on the currently pending applications would expire in 2034. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are actually granted.

The portfolio that we licensed from Vitae Pharmaceuticals, a subsidiary of Allergan, includes patent applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any patents will be granted based on the pending applications that we licensed from Allergan or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from Allergan, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from Allergan can only be determined after such patents are actually granted.

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

If we breach the UCB license agreement related to axatilimab or if the UCB license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of axatilimab.

Our commercial success depends upon our ability to develop, manufacture, market and sell axatilimab. Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. If we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB.

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

Unless terminated earlier in accordance with its terms, the UCB license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to UCB would expire because no commercial sales of axatilimab have occurred and the last-to-expire relevant patent covering axatilimab in a given country may change in the future.

If the UCB license agreement is terminated, we would not be able to develop, manufacture, market or sell axatilimab and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions, including, but not limited to the ongoing impact of the COVID-19 pandemic.

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In August 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-233564) that allows us to sell up to an aggregate of $300 million of our common stock, which includes up to $50.0 million designated for an at-the-market offering program. As of March 31, 2020, $50.0 million of common stock remained available for sale under the at-the-market offering program. Further, in May 2020, we sold 5,555,556 shares of our common stock at a price per share of $18.00 with net proceeds of approximately $93.7 million. In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for gross proceeds of approximately $35.0 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. We also have two outstanding series of warrants, Series 1 warrants and Series 2 warrants.  As of March 31, 2020, there were 2,297,517 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $10.00 per share, and there were 2,297,522 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $13.00 per share. To the extent that these warrants have been or may be exercised, our stockholders may experience further dilution.

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

As of April 1, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 54.4% of our outstanding voting stock and options. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of: (i) December 31, 2021; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-

convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

None.

Item 6.	Exhibits

Exhibit No.	Description

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

4.1

Form of Pre-Funded Warrant issued pursuant to the securities purchase agreement between the Company and Certain Purchasers, dated January 30, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on February 4, 2020).

10.1

Securities Purchase Agreement between the Company and the Investors, dated January 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on February 4, 2020).

10.2	Loan and Security Agreement dated February 7, 2020 between Syndax Pharmaceuticals, Inc. and Hercules Capital, Inc.

10.3	Non-employee Director Compensation Policy, as amended, February 12, 2020.

10.4	Amended and Restated Executive Employment Agreement by and between the Company and Briggs W. Morrison, M.D., dated as of April 27, 2020.

10.5	Amended and Restated Executive Employment Agreement by and between the Company and Michael A. Metzger, dated as of April 27, 2020.

10.6	Amended and Restated Executive Employment Agreement by and between the Company and Michael L. Meyers, M.D., Ph.D., dated as of April 27, 2020.

10.7	Amended and Restated Executive Employment Agreement by and between the Company and Richard P. Shea, dated as of April 27, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2020

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Shea
Richard P. Shea
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)