Form 10-Q
period 2020-06-30
Syndax Pharmaceuticals Inc
filed 2020-08-06
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 5, 2020, there were 38,549,198 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•

our ability to maintain our licenses with Bayer Pharma AG, Eddingpharm Investment Company Limited, Kyowa Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, which was acquired by AbbVie Inc.;

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$53,611	$24,609
Restricted cash	115	—
Short-term investments	133,142	35,166
Prepaid expenses and other current assets	4,939	2,556
Total current assets	191,807	62,331
Property and equipment, net	237	281
Right-of-use asset, net	502	716
Other assets	82	197
Total assets	$192,628	$63,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,832	$6,178
Accrued expenses and other current liabilities	8,691	10,195
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	427	478
Total current liabilities	12,467	18,368
Long-term liabilities:
Deferred revenue, less current portion	12,375	13,133
Right-of-use liability, less current portion	240	419
Loan payable	19,896	—
Other long-term liabilities	3	5
Total long-term liabilities	32,514	13,557
Total liabilities	44,981	31,925
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 38,512,744 and 27,140,484 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	675,294	527,067
Accumulated other comprehensive income	117	—
Accumulated deficit	(527,768)	(495,470)
Total stockholders’ equity	147,647	31,600
Total liabilities and stockholders’ equity	$192,628	$63,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License fees	$379	$379	$758	$758
Total revenues	379	379	758	758
Operating expenses:
Research and development	10,943	12,290	20,505	23,569
General and administrative	6,046	3,463	11,963	7,374
Total operating expenses	16,989	15,753	32,468	30,943
Loss from operations	(16,610)	(15,374)	(31,710)	(30,185)
Other (expense) income:
Interest expense	(638)	—	(1,087)	—
Interest income	225	501	558	953
Other (expense) income	(39)	(43)	(59)	14
Total other (expense) income	(452)	458	(588)	967
Net loss	$(17,062)	$(14,916)	$(32,298)	$(29,218)
Other comprehensive loss:
Unrealized gain on marketable securities	$69	$50	$117	$83
Comprehensive loss	$(16,993)	$(14,866)	$(32,181)	$(29,135)
Net loss attributable to common stockholders	$(17,062)	$(14,916)	$(36,204)	$(29,218)
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.47)	$(0.97)	$(1.00)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	40,609,205	31,605,279	37,468,922	29,327,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,298)	$(29,218)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	45	(404)
Amortization and accretion of investments	(193)	—
Non-cash operating lease expense	214	—
Non-cash interest expense	166	—
Stock-based compensation	3,959	2,930
Other	(1)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,384)	(2,665)
Accounts payable	(4,346)	838
Deferred revenue	(758)	(758)
Accrued expenses and other liabilities	(1,736)	(78)
Net cash used in operating activities	(37,332)	(29,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(131,125)	(59,894)
Proceeds from sales and maturities of short-term investments	33,460	53,715
Net cash used in investing activities	(97,665)	(6,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	—	830
Proceeds from direct stock offering, net	142,767	27,379
Proceeds from debt agreement, net	19,730	—
Proceeds from Employee Stock Purchase Plan	149	72
Proceeds from stock option exercises	1,353	151
Net cash provided by financing activities	163,999	28,432
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,002	(7,103)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	24,724	33,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$53,726	$26,882
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$629	$—

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, and the results of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

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

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The Company anticipate that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of our clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, the corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and ability to execute on the strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidate; delays or problems in the supply of the Company’s products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing the Company’s intellectual property rights; complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on issuance date. The Company did not have any material embedded derivatives that required bifurcation upon issuance or as of June 30, 2020.

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

Management anticipates that the COVID-19 pandemic will have an impact on the clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of June 30, 2020. Deferred revenue related to the KKC License Agreement was $13.9 million as of June 30, 2020 and will be recognized over the remainder of the contract term. The Company will continue to monitor the impact of the results of E2112 on the KKC License Agreement. As of the date of these financial statements the agreement remains in force.

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

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2020	2019	2020	2019
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(17,062)	$(14,916)	$(32,298)	$(29,218)
Deemed dividend due to warrant reset	—	—	(3,906)	—
Net loss attributable to common stockholders—basic and diluted	$(17,062)	$(14,916)	$(36,204)	$(29,218)
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.47)	$(0.97)	$(1.00)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	40,609,205	31,605,279	37,468,922	29,327,029

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2020	2019
Options to purchase common stock	6,857,741	5,770,616
Warrants to purchase common stock	1,105,908	4,595,039
Employee Stock Purchase Plan	24,214	18,848
Non-vested restricted stock units (RSUs)	15,000	—

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

In May 2020, a holder of pre-funded warrants exchanged 280,335 warrants for 280,332 shares of common stock in a cashless exercise. Additionally, in May 2020, holders of Series 1 and Series 2 warrants, exercised 3,489,131 warrants and received 1,512,229 shares of common stock in a cashless exercise. As of June 30, 2020, there were 552,953 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $10.00 per share, and there were 552,955 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $13.00 per share.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “AbbVie License Agreement”) with Vitae Pharmaceuticals, Inc. (“Vitae”), which was a subsidiary of Allergan plc (“Allergan”) prior to Allergan’s acquisition by AbbVie Inc. (“AbbVie”), under which Vitae granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Allergan in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay AbbVie up to $99.0 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the AbbVie License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the AbbVie License Agreement at will at any time upon advance written notice to AbbVie. AbbVie may terminate the AbbVie License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the AbbVie License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the AbbVie License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The $4.0 million plus accrued interest was paid in May 2020.

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

In July 2020, the Company met a clinical milestone under the UCB License Agreement associated with the Phase 1 dose-finding study, and will be required to pay UCB $2.0 million.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company is providing a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, the Company has entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.1 million. The Company has agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements.

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of June 30, 2020, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its estimated remaining payment obligations are approximately $3.8 million, which are estimated to be paid over a period of approximately two years.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2020
Assets:
Cash and cash equivalents	$53,611	$53,611	$—	$—
Short-term investments	133,142	—	133,142	—
Total assets	$186,753	$53,611	$133,142	$—
December 31, 2019
Assets:
Cash and cash equivalents	$24,609	$23,439	$1,170	$—
Short-term investments	35,166	—	35,166	—
Total assets	$59,775	$23,439	$36,336	$—

Cash and cash equivalents of $53.6 million and $23.4 million as of June 30, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.2 million as of December 31, 2019, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $133.1 million and $35.2 million as of June 30, 2020 and December 31, 2019, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2020, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2020 and 2019. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2020
Commercial paper	$104,308	$108	$(15)	$104,401
Corporate bonds	28,716	27	(2)	28,741
	$133,024	$135	$(17)	$133,142
December 31, 2019
Commercial paper	$15,675	$5	$—	$15,680
Corporate bonds	18,361	—	(5)	18,356
Asset-backed securities	2,300	—	—	2,300
	$36,336	$5	$(5)	$36,336

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Short-term deposits	$2,968	$1,297
Prepaid clinical supplies	147	166
Interest receivable on investments	222	116
Reimbursable costs	23	416
Prepaid insurance	1,210	214
Other	369	347
Total prepaid expenses and other current assets	$4,939	$2,556

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accrued professional fees	$295	$403
Accrued compensation and related costs	2,029	2,800
Accrued clinical costs	5,657	6,726
Other	710	266
Total accrued expenses and other current liabilities	$8,691	$10,195

10. Stock-Based Compensation

In January 2020, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 1,085,619 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2020, the total number of shares of common stock available for issuance under the 2015 Plan was 714,953. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
			(In thousands)
Research and development	$561	$537	$1,093	$1,071
General and administrative	1,568	801	2,866	1,859
Total	$2,129	$1,338	$3,959	$2,930

Compensation expense by type of award in the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
			(In thousands)
Stock options	$2,086	$1,308	$3,880	$2,867
Employee Stock Purchase Plan	43	30	79	63
Total	$2,129	$1,338	$3,959	$2,930

During the six months ended June 30, 2020, the Company granted 1,412,825 stock options to certain executives, consultants, and employees having service-based vesting conditions. The grant date fair value of the options granted in the six months ended June 30, 2020, was $11.1 million, or $7.85 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

In April 2020, the Company granted 74,000 stock options to certain employees to purchase shares of common stock that contain a performance-based vesting criterion related to filing a New Drug Application with the FDA. In May 2020, these options were cancelled. No expense had been recognized related to this award.

In 2019, the Company granted 583,000 stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $100,000 of stock compensation expense associated with these awards for the six months ended June 30, 2020. One performance milestone was not achieved by December 31, 2019, and therefore 194,338 stock options were cancelled on January 1, 2020. For the remaining award containing performance-based vesting criteria, the achievement of the milestone was not met, and therefore 194,331 stock options were cancelled in June 2020. No expense had been recognized related to this award for the six months ended June 30, 2020.

During the six months ended June 30, 2020, 141,490 options were exercised for cash proceeds of $1.4 million. During the six months ended June 30, 2019, 22,167 options were exercised for cash proceeds of $0.2 million.

As of June 30, 2020, there was $17.2 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

During the six months ended June 30, 2020, the Company granted 15,000 shares of the Company’s restricted stock units. The shares are scheduled to vest in equal annual tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares totaled $142,000 at the grant date, representing a weighted-average grant date fair value per share of $9.47.

11. Employee Stock Purchase Plan

In January 2020, the number of shares of common stock available for issuance under the ESPP, was increased by 250,000 shares as a result of the automatic increase provision of the ESPP. As of June 30, 2020, the total number of shares of common stock available for issuance under the ESPP was 1,094,393. The Company issued 12,601 shares during the first six months of 2020.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three and six months ended June 30, 2020, was approximately $43,000 and $79,000, respectively. The compensation expense related to the ESPP recorded in the three and six months ended June 30, 2019, was approximately $30,000 and $63,000, respectively.

12. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of June 30, 2020, the Company’s interest rate under the Loan Agreement was 9.85%.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt, and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

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

During the three and six months ended June 30, 2020, the Company recognized $0.6 million and $1.0 million, respectively, of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of June 30, 2020, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2020	$—
2021	3,057
2022	9,809
2023	7,134
Total principal outstanding	20,000
Amortized final fee	131
Unamortized debt issuance costs	(235)
Total	$19,896

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the six months ended June 30, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—	—	48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509
Stock-based compensation expense	—	—	2,130	—	—	2,130
Issuance of common stock in exchange for pre-funded warrants	280,332	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	1,512,229	—	—	—	—	—
Proceeds from direct offering, net of $7,099 offering expenses	6,388,889	1	107,900	—	—	107,901
Proceeds from exercise of stock options	90,456	—	1,015	—	—	1,015
Unrealized gains on short-term investments	—	—	—	69	—	69
Employee withholdings ESPP	—	—	85	—	—	85
Net loss	—	—	—	—	(17,062)	(17,062)
Balance as of June 30, 2020	38,512,744	$4	$675,294	$117	$(527,768)	$147,647

The following table presents the changes in stockholders’ equity for the three months ended June 30, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—		33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626
Stock-based compensation expense	—	—	1,338	—	—	1,338
Offering expenses associated with direct offering	—	—	(20)	—	—	(20)
Unrealized gains on short-term investments	—	—	—	50	—	50
Employee withholdings ESPP	—	—	46	—	—	46
Proceeds from exercise stock options	22,167	—	151	—	—	151
Net loss	—	—	—	—	(14,916)	(14,916)
Balance as of June 30, 2019	27,117,946	$3	$523,855	$58	$(468,641)	$55,275

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

In August 2019, the Company entered into a new sales agreement with Cowen under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the first quarter of 2020, and through June 30, 2020, the Company sold no additional shares of common stock under the ATM program.

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

In May 2020, the Company sold 6,388,889 shares of common stock. The offering price for the securities was $18.00 per share of common stock. The aggregate proceeds to the Company, net of offering cost, were $107.9 million.

In May 2020, a holder of pre-funded warrants exchanged 280,335 warrants for 280,332 shares of common stock in a cashless exercise. Additionally, in May 2020, holders of Series 1 and Series 2 warrants, exercised 3,489,131 warrants and received 1,512,229 shares of common stock in a cashless exercise.

Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

June 30, 2020
Common stock issuable under pre-funded warrants	5,557,952
Series 1 and 2 warrants	1,105,908
Options to purchase common stock	714,953
Employee Stock Purchase Plan	1,094,393

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

Company Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are, SNDX-5613 and SNDX-6352, or axatilimab.  We are developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2020 and 2019, we reported a net loss of $32.3 million and $29.2 million, respectively. We reported a net loss attributable to shareholders as of June 30, 2020, of $36.2 million. As of June 30, 2020, we had an accumulated deficit of $527.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $186.8 million.

We continue to monitor our daily operations and program timelines during the evolving coronavirus 2019 (COVID-19) pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance.  COVID-19 has not impacted our financial guidance or changed our timelines for clinical data in 2020, to date.

Clinical Developments

SNDX-5613

In August 2020, we announced that the U.S. Food and Drug Administration (FDA) has agreed to several enhancements to the Phase 1 portion of the AUGMENT-101 protocol. AUGMENT-101 is our Phase 1/2 open-label trial designed to evaluate the safety, tolerability, pharmacokinetics and efficacy of orally administered SNDX-5613, a potent, highly selective oral menin inhibitor, in patients with acute leukemias. As recently reported, the Phase 1 dose escalation portion of AUGMENT-101 was separated into two cohorts based on concomitant treatment with a strong CYP3A4 inhibitor. Arm A will enroll patients not receiving a strong CYP3A4 inhibitor, while Arm B will enroll patients receiving a strong CYP3A4 inhibitor.

Supported by initial clinical data, as well as new insights from emerging data in the pediatric compassionate use setting, we will enact the following enhancements to the Phase 1 portion of the trial: focusing enrollment exclusively on patients with mixed lineage leukemia rearranged (MLL-r) and NPM1 mutant acute leukemias; backfilling any dose escalation cohort up to a total of 12 patients in either Arm A or Arm B if efficacy has been observed at that dose level; and expansion of enrollment of pediatric patients over one month old. We continue to anticipate identifying a recommended Phase 2 dose by the end of 2020, with full data from the amended Phase 1 portion expected in early 2021. SNDX-5613 was recently granted Orphan Drug Designation for the treatment of adult and pediatric AML by the FDA.

We recently participated in the FDA’s June 2020 meeting of the Pediatric Oncology Subcommittee of the Oncologic Drugs Advisory Committee (pedsODAC) to discuss the clinical development plan for SNDX-5613 in pediatric patients. A replay of the pedsODAC meeting, which was intended to improve and encourage the development of oncology and hematology drugs for pediatric use, as well as a copy of our briefing package, can be found on the FDA’s website.

At the 2020 American Association for Cancer Research (AACR) Virtual Annual Meeting I in April 2020, we announced initial clinical data from the AUGMENT-101 trial. The data presented serve as the first clinical evidence that inhibition of the menin-MLL1 interaction can induce response in patients with MLL-r acute leukemias. The presentation also highlighted preclinical findings, including data published in Cancer Cell and Science magazine, supporting the potential of single-agent menin-MLL inhibition to serve as an effective intervention for both MLL-r acute leukemias and NPM1 mutant AML.

Axatilimab

Enrollment continues across our Phase 1/2 trial evaluating axatilimab, our anti-CSF-1R monoclonal antibody, for the treatment of chronic graft versus host disease (cGVHD). The Phase 1 portion continues to explore alternate dose and schedules, while the Phase

2 expansion is evaluating the benefit of treatment at 1 mg/kg every two weeks. We expect to present additional results from the Phase 1 trial in the fourth quarter of 2020.

Data from the Phase 1 trials exploring axatilimab, both as a monotherapy and in combination with IMFINZI® (durvalumab) in patients with locally-advanced or metastatic solid tumors, were summarized in two oral presentations at the AACR Virtual Annual Meeting I. The data indicate that axatilimab is tolerated well in solid tumor patients and provide evidence of its ability to deplete circulating pro-inflammatory monocytes. A recommended Phase 2 dose of axatilimab for the treatment of patients with solid tumors was determined as monotherapy and in combination with IMFINZI® (durvalumab).

Entinostat

In May 2020, we reported final results of E2112, the Phase 3 clinical trial conducted by ECOG-ACRIN Cancer Research Group and sponsored by the National Cancer Institute, that evaluated the investigational compound entinostat, Our class I HDAC inhibitor, plus exemestane in patients with advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer. The trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. We have decided to deprioritize the entinostat program to focus resources on advancing the remainder of our pipeline.

COVID-19 Business Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business.  While we are not experiencing financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.  In March 2020, our workforce transitioned to working remotely.  We are currently considering plans to reopen our offices to allow employees to return to the office, which will be based on an approach that is principles-based and local in design, with a focus on employee safety and optimal work environment.

Supply Chain

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate supplies of SNDX-5613 and axatilimab in 2020.  If the COVID-19 pandemic continues to persist for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to continue our clinical trial operations.

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

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy.  We believe that our cash, cash equivalents and marketable securities as of August 6, 2020 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.  However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and six months ended June 30, 2020 and 2019 have been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through June 30, 2020, we have incurred $275.2 million in research and development expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	10,943	12,290	(1,347)	-11%
General and administrative	6,046	3,463	2,583	75%
Total operating expenses	16,989	15,753	1,236	8%
Loss from operations	(16,610)	(15,374)	1,236	8%
Other (expense) income:
Interest expense	(638)	—	(638)	—
Interest income	225	501	(276)	-55%
Other (expense) income	(39)	(43)	4	-9%
Total other (expense) income	(452)	458	(910)	-199%
Net loss	$(17,062)	$(14,916)	$2,146	14%

License Fees

For the three months ended June 30, 2020 and 2019, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended June 30, 2020, our total research and development expenses decreased $1.3 million, or 11%, to $10.9 million from $12.3 million for the comparable quarter in the prior year. The decrease in research and development expenses was primarily due to decreases in clinical activities of $1.9 million partially offset by increased professional fees of $0.6 million. The decrease in clinical activities was primarily due to reduced clinical activities in our ENCORE programs of $0.3 million partially offset by an increase in clinical activities for our SNDX-5613 program of $1.7 million and an increase in clinical activities for axatilimab of $0.7 million and a $4.0 million expense recognized upon the achievement of certain milestones in connection with the Menin program in 2019. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
External research and development expenses	$7,450	$8,747	$(1,297)	-15%
Internal research and development expenses	3,493	3,543	(50)	-1%
Total research and development expenses	$10,943	$12,290	$(1,347)	-11%

General and Administrative

For the three months ended June 30, 2020, our total general and administrative expenses increased $2.5 million, or 75%, to $6.0 million from $3.5 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased pre-commercialization activities of $1.2 million, increased employee expenses of $1.1 million and increased director’s and officer’s insurance of $0.2 million. The increase in employee expenses was primarily due to increased headcount of $0.3 million and increased stock compensation expense of $0.8 million.

Interest expense

For the three months ended June 30, 2020, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended June 30, 2020, interest income increased from the comparable period in the prior year primarily due interest income on an increased average balance on cash equivalents and short-term investments offset by lower interest rates.

Comparison of the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
Revenue:
License fees	$758	$758	$—	0%
Total revenues	758	758	—	0%
Operating expenses:
Research and development	20,505	23,569	(3,064)	-13%
General and administrative	11,963	7,374	4,589	62%
Total operating expenses	32,468	30,943	1,525	5%
Loss from operations	(31,710)	(30,185)	1,525	5%
Other income (expense):
Interest expense	(1,087)	—	(1,087)	—
Interest income	558	953	(395)	-41%
Other expense	(59)	14	(73)	-521%
Total other income	(588)	967	(1,555)	-161%
Net loss	(32,298)	$(29,218)	$3,080	11%

License Fees

For the six months ended June 30, 2020 and 2019, we recognized license fees of $0.8 million and $0.8 million respectively, derived from the KKC license agreement.

Research and Development

For the six months ended June 30, 2020, our total research and development expenses decreased $3.1 million, or 13%, to $20.1 million from $23.6 million for the comparable period in the prior year due to a decrease in employee compensation expense of $0.4 million and decreased activity in the ENCORE clinical programs of $2.8 million, partially offset by increased professional fees of $0.8 million, increased clinical and manufacturing activities for axatilimab of $0.7 million and, increased activities related to the Menin program of $2.6 million. In 2019 we recognized a $4.0 million expense upon the achievement of certain milestones in connection with the Menin program. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
External research and development expenses	$13,596	$16,020	$(2,424)	-15%
Internal research and development expenses	6,909	7,549	(640)	-8%
Total research and development expenses	$20,505	$23,569	$(3,064)	-13%

General and Administrative

For the six months ended June 30, 2020, our total general and administrative expenses increased $4.6 million, or 62%, to $12.0 million from $7.4 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased pre-commercialization activities of $2.2 million, increased legal and professional fees of $0.2 million, increased director’s and officer’s insurance of $0.4 million and increased employee compensation cost of $1.8 million. The increase in employee expenses is primarily due to increased headcount of $0.8 million and increased stock compensation expense of $1.0 million.

Interest Expense

Interest expense consists primarily of interest expense on our term loan, operational and capital leases.

Interest Income

For the six months ended June 30, 2020, interest income decreased from the comparable period in the prior year due to reduce interest rates on our investments.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had cash, cash equivalents and short-term investments totaling $186.8 million. Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings, and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In May 2020, we sold 6,388,889 shares of our common stock at a price per share of $18.00 for net proceeds of approximately $107.9 million.

In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for gross proceeds of approximately $35.0 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing their beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant. In May 2020, a holder of 280,335 pre-funded warrants exercised in a cashless exchange and received 280,332 shares of common stock.

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and prefunded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment. If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the January 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share. In May 2020, holders of 3,489,131 Series 1 warrants and Series 2 warrant received 1,512,229 shares of common stock in a cashless exercise.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of June 30, 2020, was 3.25%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 12 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In August 2019, we entered into a new sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with their normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used to fund the research and development of our product candidates, acquire or invest in businesses, products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus, and for working capital and general corporate purposes. As of June 30, 2020, $50.0 million of common stock remained available for sale under the 2019 ATM Program.

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

•

the cost of disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to continue our clinical trial operations;

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2020, we had an accumulated deficit of $527.8 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(37,332)	$(29,356)
Net cash used in investing activities	(97,665)	(6,179)
Net cash provided by financing activities	163,999	28,432
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,002	$(7,103)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020, was $37.3 million and primarily consisted of  our net loss of $32.3 million adjusted for non-cash items, including stock-based compensation of $4.0 million, a net decrease in operating assets and liabilities of $9.2 million, an investment amortization of $0.2 million and non-cash interest expense associated with the term loan of $0.2 million. The increased net loss is primarily due to increased pre-commercialization expenses, offset by decreased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of decreased accounts payable of $4.3 million, increased prepayments and deposits of $2.4 million, and decreased accrued expenses and other liabilities of $1.7 million and deferred revenue of $0.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020, was $97.7 million and was primarily due to the purchase of $131.1 million of available-for-sale marketable securities from the proceeds of the direct offering partially offset by $33.4 million of proceeds from the maturities of available-for-sale securities, which will primarily be used to fund the next period’s operating activities.

Net cash used in investing activities for the six months ended June 30, 2019, was $6.2 million and was primarily due to the purchase of $59.9 million of available-for-sale marketable securities partially offset by the $53.7 million of proceeds from the maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020, of $164.0 million was primarily due to the proceeds from our direct placement and follow-on offering, net of fees, of $142.8 million, proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $1.4 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2019, of $28.4 million was primarily due to proceeds from sales of shares of our common stock and a pre-funded warrant, net of fees, of $27.4 million and our at-the-market offering, net of discounts and commissions of $0.8 million.

Contractual Obligations and Commitments

On February 7, 2020, we entered into a Loan Agreement with Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Performance Milestone is achieved. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of June 30, 2020, $20.0 million was outstanding under the Loan Agreement. For additional information regarding the Loan Agreement with Hercules, see Note 12 to our condensed consolidated financial statements located elsewhere in this report.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $53.6 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $133.1 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of June 30, 2020, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2020, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

While COVID-19 has not yet had a material impact on our business operations, ongoing quarantines, SIP and similar government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to continue our clinical trial operations.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and difficult to design and implement, can take many years to complete and is inherently uncertain as to the outcome. A failure of one or more trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later trials, and interim results of a trial do not necessarily predict final results. For example, in May 2020, we announced that ECOG-ACRIN advised us that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone in the Phase 3 clinical trial and we decided to deprioritize the entinostat program to focus resources on advancing the remainder of our pipeline. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials.

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

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
•	timely completion of the Phase 1a/2 clinical trial of axatilimab as a monotherapy in patients with cGVHD;
•	timely completion of any future clinical trials of SNDX-5613 and axatilimab;

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

•	successfully meeting the endpoints in the clinical trials of our product candidates;
•	achieving and maintaining compliance with all applicable regulatory requirements;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;
•	the ability of our third-party contract manufacturers to produce trial supplies and to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;
•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and
•	our ability to enforce our intellectual property rights in and to our product candidates.

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

In October 2018, we announced that we are proceeding with a registration trial in NSCLC patients whose disease has progressed after both platinum-based combination chemotherapy and a PD-1 antagonist therapy. We designed the trial to both validate a classical monocyte biomarker and demonstrate that the combination therapy of entinostat plus Keytruda is superior to standard of care chemotherapy in a high monocyte population. This trial will require testing patients for levels of circulating classical monocytes prior to treatment before assigning them to the appropriate arm of the trial. The assay that our academic collaborators have used to determine circulating levels of classical monocytes has not been developed or validated to the qualifications that the FDA may require for patient selection. We are working to measure circulating levels of cells, including monocytes, but we may not be able to successfully transfer, qualify and validate an assay for determining peripheral monocyte levels that will be acceptable to the FDA. Following the negative outcome of the E2112 trial in May 2020, we decided to deprioritize the entinostat program to focus resources on advancing the remainder of our pipeline.

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

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve one or more of our product candidates for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a risk evaluation and mitigation strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of one or more of our product candidates and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of one or more of our product candidates, all of which could limit our ability to successfully commercialize our product candidates.

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

Even if any of our product candidates received regulatory approval, such product candidates would face competition from other therapies in the relevant indication. For example, chronic graft versus host disease has historically been managed by off-label treatments. However, in 2017 ibrutinib (Imbruvica®) became the first drug approved for use patients with cGVHD after failure of one or more lines of systemic therapy. KD-025 and Ruxolitinib (Jakafi®), have recently shared positive results on registration-directed trials to treat steroid refractory cGVHD patients and, if approved, may also compete with axatilimab.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;
•	the time it takes for our product candidates to complete clinical development and receive marketing approval;
•	our ability to commercialize our product candidates if they receive regulatory approval;
•	the price of our product candidates, including in comparison to branded or generic competitors;
•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare; and
•	our ability to manufacture commercial quantities of our product candidates if they receive regulatory approval.

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

Our strategy of combining entinostat with immune checkpoint inhibitors underwent limited clinical testing and, if we resume this clinical testing, we may fail to show that the combination is well tolerated and demonstrates additional clinical benefit from the combination.

Preclinical studies conducted by us and others suggest a strong rationale for combining entinostat with immune checkpoint inhibitors, including PD-1 pathway antagonists, to enhance the immune system’s ability to detect and eliminate tumor cells. Our approach was to conduct Phase 1 and 2 clinical trials in patients with tumors that are known to be responsive to PD-1 pathway antagonists and assess both the safety and efficacy of the combination of entinostat plus a PD-1 pathway antagonist. Our initial clinical data is supportive of our hypothesis as we have seen clinical benefit from the combination of entinostat plus pembrolizumab in patients with metastatic melanoma and non-small cell lung cancer. However, we have not yet sufficiently demonstrated a favorable risk-benefit of this combination in patients, and we may be unable to establish efficacy to warrant regulatory submission or approval. Following the negative outcome of the E2112 trial of entinostat in combination with exemestane in May 2020, we decided to deprioritize the entinostat program to focus resources on advancing the remainder of our pipeline.

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

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Limitation on coverage and reimbursement may impact the demand for, or the price of, and our ability to successfully commercialize any product candidates that we develop.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There remain judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed several Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear when such oral arguments are to be held and when a decision is expected to be made. It is also unclear how such litigation, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care, and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the Affordable Care Act’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2030. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the Department of Health and Human Services  to finalize the Canadian drug importation proposed rule previously issued by the Department of Health and Human Services and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization  to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical stage biopharmaceutical company with limited operating history. We have no products approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of our product candidates. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005.

For the six months ended June 30, 2020, we reported a net loss of $32.3 million. Net loss attributable to shareholders for the six months ended June 30, 2020, was $36.2 million. As of June 30, 2020, we had an accumulated deficit of $527.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of June 30, 2020, the outstanding principal balance under the Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on February 7, 2020. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through March 31, 2020 and determined that on March 30, 2007 and August 21, 2015 ownership changes had occurred. We may have experienced an ownership change since June 30, 2020, and we may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In August 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-233564) that allows us to sell up to an aggregate of $300 million of our common stock, which includes up to $50.0 million designated for an at-the-market offering program. As of June 30, 2020, $50.0 million of common stock remained available for sale under the at-the-market offering program. Further, in May 2020, we sold 6,388,889 shares of our common stock at a price per share of $18.00 with net proceeds of approximately $107.9 million. In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for net proceeds of approximately $34.9 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. We also have two outstanding series of warrants, Series 1 warrants and Series 2 warrants.  As of June 30, 2020, there were 552,953 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $10.00 per share, and there were 552,955 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $13.00 per share. To the extent that these warrants have been or may be exercised, our stockholders may experience further dilution.

We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, on February 7, 2020, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 49.2% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

10.1	Form of Stock Unit Agreement under 2015 Omnibus Incentive Plan.

10.2	Amendment No. 12 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated May 12, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: August 6, 2020

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daphne Karydas
Daphne Karydas
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)