Form 10-Q
period 2020-09-30
Syndax Pharmaceuticals Inc
filed 2020-11-05
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, there were 40,869,222 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•	the timing of the progress and receipt of data from the Phase 1/2 clinical trial of axatilimab in chronic Graft Versus Host Disease (cGVHD);
•	the timing of the progress and receipt of data from the Phase 2 trial, AGAVE-201, of axatilimab in cGVHD
•	our ability to replicate results in future clinical trials;
•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•

our ability to maintain our licenses with Bayer Pharma AG, Eddingpharm Investment Company Limited, Kyowa Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc.;

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$56,356	$24,609
Restricted cash	115	—
Short-term investments	113,803	35,166
Prepaid expenses and other current assets	7,158	2,556
Total current assets	177,432	62,331
Property and equipment, net	214	281
Right-of-use asset, net	396	716
Other assets	1,267	197
Total assets	$179,309	$63,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,836	$6,178
Accrued expenses and other current liabilities	9,431	10,195
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	373	478
Total current liabilities	15,157	18,368
Long-term liabilities:
Deferred revenue, less current portion	11,995	13,133
Right-of-use liability, less current portion	172	419
Loan payable	20,006	—
Other long-term liabilities	2	5
Total long-term liabilities	32,175	13,557
Total liabilities	47,332	31,925
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 38,834,381 and 27,140,484 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	680,125	527,067
Accumulated other comprehensive income	53	—
Accumulated deficit	(548,205)	(495,470)
Total stockholders’ equity	131,977	31,600
Total liabilities and stockholders’ equity	$179,309	$63,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
License fees	$379	$379	$1,138	$1,138
Total revenues	379	379	1,138	1,138
Operating expenses:
Research and development	14,408	9,923	34,913	33,492
General and administrative	5,824	3,605	17,787	10,980
Total operating expenses	20,232	13,528	52,700	44,472
Loss from operations	(19,853)	(13,149)	(51,562)	(43,334)
Other (expense) income:
Interest expense	(635)	—	(1,722)	—
Interest income	177	395	735	1,349
Other expense	(126)	(75)	(186)	(62)
Total other (expense) income	(584)	320	(1,173)	1,287
Net loss	$(20,437)	$(12,829)	$(52,735)	$(42,047)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	$(64)	$(33)	$53	$50
Comprehensive loss	$(20,501)	$(12,862)	$(52,682)	$(41,997)
Net loss attributable to common stockholders	$(20,437)	$(12,829)	$(56,641)	$(42,047)
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.41)	$(1.43)	$(1.40)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	44,156,808	31,630,639	39,714,490	30,103,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,735)	$(42,047)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	68	(580)
Amortization and accretion of investments	(195)	—
Non-cash operating lease expense	321	226
Non-cash interest expense	276	—
Stock-based compensation	7,022	4,480
Other	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,789)	(62)
Accounts payable	(2,342)	5,193
Deferred revenue	(1,138)	(1,138)
Accrued expenses and other liabilities	(1,119)	(3,959)
Net cash used in operating activities	(55,629)	(37,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(150,350)	(68,892)
Proceeds from sales and maturities of short-term investments	71,960	75,077
Net cash (used in)/provided by investing activities	(78,390)	6,185
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	—	830
Proceeds from direct stock offering, net	142,734	27,379
Proceeds from debt agreement, net	19,730	—
Proceeds from Employee Stock Purchase Plan	242	125
Proceeds from stock option exercises	3,060	178
Net cash provided by financing activities	165,766	28,512
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31,747	(3,188)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	24,724	33,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$56,471	$30,797
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,133	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs in accounts payable and accrued expenses	$—	$126

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

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

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business. The Company anticipates that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of our clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, the corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on issuance date. The Company did not have any material embedded derivatives that required bifurcation upon issuance or as of September 30, 2020.

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

4. Revenue from Contracts with Customers

On December 19, 2014 (the “Effective Date”), the Company entered into a license agreement with Kyowa Kirin, Co., Ltd. (the “KKC License Agreement”), under which the Company granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea. Under the terms of the KKC License Agreement, the Company will be responsible for the manufacture and supply of the products during the development activities. In addition to the license and manufacturing obligations, the Company is obligated to provide KKC access to know-how and regulatory information the Company may develop over the life of the entinostat patent. Lastly, to the extent additional intellectual property is developed during the term of the agreement, KKC will receive the right to the intellectual property when and if available. KKC will conduct the development, regulatory approval filings, and commercialization activities of entinostat in Japan and Korea. KKC paid the Company $25.0 million upfront, which included a $7.5 million equity investment and a $17.5 million non-refundable cash payment. In addition, to the extent certain development and commercial milestones are achieved, KKC will be required to pay the Company up to $75.0 million in milestone payments over the term of the license agreement. The term of the agreement commenced on the Effective Date and, unless earlier terminated in accordance with the terms of the agreement, will continue on a country-by-country and product-by-product basis, until the later of: (i) the date all valid claims of the last effective patent among the Company’s patents expires or is abandoned, withheld, or is otherwise invalidated in such country; and (ii) 15 years from the date of the first commercial sale of a product in the Japan or Korea.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of September 30, 2020. Deferred revenue related to the KKC License Agreement was $13.5 million as of September 30, 2020 and will be recognized over the remainder of the contract term. The Company will continue to monitor the impact of the results of E2112 on the KKC License Agreement. As of the date of these financial statements the agreement remains in force.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(20,437)	$(12,829)	$(52,735)	$(42,047)
Deemed dividend due to warrant reset	—	—	(3,906)	—
Net loss attributable to common stockholders—basic and diluted	$(20,437)	$(12,829)	$(56,641)	$(42,047)
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.41)	$(1.43)	$(1.40)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	44,156,808	31,630,639	39,714,490	30,103,338

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2020	2019
Options to purchase common stock	6,770,660	6,053,654
Warrants to purchase common stock	689,242	4,595,039
Employee Stock Purchase Plan	18,838	15,223
Non-vested restricted stock units (RSUs)	18,500	—

   As discussed in Note 13, in March 2019, the Company sold 2,095,039 shares of common stock as well as 2,500,000 pre-funded warrants and 4,595,039 Series 1 and Series 2 warrants. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. In January 2020, the Company sold 3,036,719 shares of common stock as well as 1,338,287 pre-funded warrants. The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of September 30, 2020, there were 5,557,952 pre-funded warrants outstanding.

In May 2020, a holder of pre-funded warrants exchanged 280,335 warrants for 280,332 shares of common stock in a cashless exercise. Additionally, in May 2020, holders of Series 1 and Series 2 warrants, exercised 3,489,131 warrants and received 1,512,229 shares of common stock in a cashless exercise. In August 2020, a holder of Series 1 and Series 2 warrants, exercised 416,666 warrants in exchange of 130,151 shares of common stock in a cashless exercise.

As of September 30, 2020, there were 344,620 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $10.00 per share, and there were 344,622 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $13.00 per share.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “AbbVie License Agreement”) with Vitae Pharmaceuticals, Inc. (“Vitae”), a subsidiary of AbbVie Inc. (“AbbVie”), under which Vitae granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to AbbVie in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay AbbVie up to $99.0 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the AbbVie License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the AbbVie License Agreement at will at any time upon advance written notice to AbbVie. AbbVie may terminate the AbbVie License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the AbbVie License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the AbbVie License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The $4.0 million plus accrued interest was paid in May 2020.

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

In July 2020, the Company met a clinical milestone under the UCB License Agreement associated with the Phase 1 dose-finding study. As a result, in July 2020, the Company recorded $2.0 million as research and development expense. The $2.0 million milestone payment was made in August 2020.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of September 30, 2020, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its estimated remaining payment obligations are approximately $3.8 million, which are estimated to be paid over a period of approximately two years. As of September 30, 2020, the Company has accrued $1.7 million related to the ECOG Agreement.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy for any periods presented.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2020
Assets:
Cash and cash equivalents	$56,356	$56,356	$—	$—
Short-term investments	113,803	—	113,803	—
Total assets	$170,159	$56,356	$113,803	$—
December 31, 2019
Assets:
Cash and cash equivalents	$24,609	$23,439	$1,170	$—
Short-term investments	35,166	—	35,166	—
Total assets	$59,775	$23,439	$36,336	$—

Cash and cash equivalents of $56.4 million and $23.4 million as of September 30, 2020 and December 31, 2019, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $1.2 million as of December 31, 2019, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $113.8 million and $35.2 million as of September 30, 2020 and December 31, 2019, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2020, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2020 and 2019. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2020
Commercial paper	$86,919	$42	$(2)	$86,959
Corporate bonds	26,831	13		26,844
	$113,750	$55	$(2)	$113,803
December 31, 2019
Commercial paper	$15,675	$5	$—	$15,680
Corporate bonds	18,361	—	(5)	18,356
Asset-backed securities	2,300	—	—	2,300
	$36,336	$5	$(5)	$36,336

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Short-term deposits	$5,567	$1,297
Prepaid clinical supplies	145	166
Interest receivable on investments	228	116
Reimbursable costs	2	416
Prepaid insurance	896	214
Other	320	347
Total prepaid expenses and other current assets	$7,158	$2,556

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Accrued professional fees	$362	$403
Accrued compensation and related costs	2,760	2,800
Accrued clinical costs	5,839	6,726
Other	470	266
Total accrued expenses and other current liabilities	$9,431	$10,195

10. Stock-Based Compensation

In January 2020, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”), was increased by 1,085,619 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2020, the total number of shares of common stock available for issuance under the 2015 Plan was 628,153. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$620	$510	$1,713	$1,581
General and administrative	2,443	1,040	5,309	2,899
Total	$3,063	$1,550	$7,022	$4,480

Compensation expense by type of award in the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Stock options	$3,005	$1,524	$6,885	$4,391
Employee Stock Purchase Plan	58	26	137	89
Total	$3,063	$1,550	$7,022	$4,480

During the nine months ended September 30, 2020, the Company granted 1,496,125 stock options to certain executives, consultants, and employees having service-based vesting conditions. The grant date fair value of the options granted in the nine months ended September 30, 2020, was $11.7 million, or $7.82 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

In July 2020, in connection with the retirement of a certain employee, the Company modified the terms of this individual’s historical stock option awards. As a result of the modifications, the Company recognized approximately $1.0 million of incremental stock compensation expense during the period.

In April 2020, the Company granted 74,000 stock options to certain employees to purchase shares of common stock that contain a performance-based vesting criterion related to filing a New Drug Application with the FDA. In May 2020, these options were cancelled. No expense had been recognized related to this award.

In 2019, the Company granted 583,000 stock options to certain employees to purchase shares of common stock that contain certain performance-based vesting criteria, primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. The achievement of one of the performance milestones was considered to be probable and the Company recorded approximately $180,000 of stock compensation expense associated with these awards for the nine months ended September 30, 2020. One performance milestone was not achieved by December 31, 2019, and therefore 194,338 stock options were cancelled on January 1, 2020. For the remaining award containing performance-based vesting criteria, the achievement of the milestone was not met, and therefore 194,331 stock options were cancelled in June 2020. No expense had been recognized related to this award for the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, 311,871 options were exercised for cash proceeds of $3.1 million. During the nine months ended September 30, 2019, 25,857 options were exercised for cash proceeds of $0.2 million.

As of September 30, 2020, there was $15.5 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

During the nine months ended September 30, 2020, the Company granted 18,500 shares of the Company’s restricted stock units. The shares are scheduled to vest in equal annual tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares totaled $194,000 at the grant date, representing a weighted-average grant date fair value per share of $10.48.

11. Employee Stock Purchase Plan

In January 2020, the number of shares of common stock available for issuance under the ESPP, was increased by 250,000 shares as a result of the automatic increase provision of the ESPP. As of September 30, 2020, the total number of shares of common stock available for issuance under the ESPP was 1,073,288. The Company issued 33,706 shares during the first nine months of 2020.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on February 1 and on August 1. The compensation expense related to the ESPP for the three and nine months ended September 30, 2020, was approximately $58,000 and $137,000, respectively. The compensation expense related to the ESPP recorded in the three and nine months ended September 30, 2019, was approximately $26,000 and $89,000, respectively.

12. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of September 30, 2020, the Company’s interest rate under the Loan Agreement was 9.85%.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that has applied since October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

During the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $1.6 million, respectively, of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of September 30, 2020, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2020	$—
2021	2,285
2022	9,727
2023	7,988
Total principal outstanding	20,000
Amortized final fee	217
Unamortized debt issuance costs	(211)
Total	$20,006

13. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—	—	48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509
Stock-based compensation expense	—	—	2,130	—	—	2,130
Issuance of common stock in exchange for pre-funded warrants	280,332	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	1,512,229	—	—	—	—	—
Proceeds from direct offering, net of $7,099 offering expenses	6,388,889	1	107,900	—	—	107,901
Proceeds from exercise of stock options	90,456	—	1,015	—	—	1,015
Unrealized gains on short-term investments	—	—	—	69	—	69
Employee withholdings ESPP	—	—	85	—	—	85
Net loss	—	—	—	—	(17,062)	(17,062)
Balance as of June 30, 2020	38,512,744	$4	$675,294	$117	$(527,768)	$147,647
Stock-based compensation expense	—	—	3,063	—	—	3,063
Stock purchase under ESPP	21,105	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	130,151	—	—	—	—	—
Offering expenses associated with direct offering	—	—	(33)	—	—	(33)
Proceeds from exercise of stock options	170,381	—	1,707	—	—	1,707
Unrealized loss on short-term investments	—	—	—	(64)	—	(64)
Employee withholdings ESPP	—	—	94	—	—	94
Net loss	—	—	—	—	(20,437)	(20,437)
Balance as of September 30, 2020	38,834,381	$4	$680,125	$53	$(548,205)	$131,977

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2019:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Stock purchase under ESPP	23,970	—	—	—	—	—
Proceeds from 'at-the-market' offering, net of $34 offering expenses	140,819	—	830	—	—	830
Stock-based compensation expense	—	—	1,592	—	—	1,592
Proceeds from direct offering, net of $1,571 in common stock warrants, $78 offering expenses	2,095,039	1	10,921	—	—	10,922
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Unrealized gains on short-term investments	—	—		33	—	33
Employee withholdings ESPP	—	—	26	—	—	26
Net loss	—	—	—	—	(14,302)	(14,302)
Balance as of March 31, 2019	27,095,779	$3	$522,340	$8	$(453,725)	$68,626
Stock-based compensation expense	—	—	1,338	—	—	1,338
Offering expenses associated with direct offering	—	—	(20)	—	—	(20)
Unrealized gains on short-term investments	—	—	—	50	—	50
Employee withholdings ESPP	—	—	46	—	—	46
Proceeds from exercise stock options	22,167	—	151	—	—	151
Net loss	—	—	—	—	(14,916)	(14,916)
Balance as of June 30, 2019	27,117,946	$3	$523,855	$58	$(468,641)	$55,275
Stock purchase under ESPP	18,848	—	—	—	—	—
Stock-based compensation expense	—	—	1,550	—	—	1,550
Unrealized loss on short-term investments	—	—	—	(33)	—	(33)
Employee withholdings ESPP	—	—	53	—	—	53
Proceeds from exercise stock options	3,690	—	27	—	—	27
Net loss	—	—	—	—	(12,829)	(12,829)
Balance as of September 30, 2019	27,140,484	$3	$525,485	$25	$(481,470)	$44,043

In April 2017, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company issued and sold shares of our common stock from time to time through Cowen, acting as agent, in a series of one or more at-the-market (the “2017 ATM Program”) equity offerings. In the first quarter of 2019, the Company sold 140,819 shares of common stock under the 2017 ATM Program for net proceeds of $0.8 million.

In August 2019, the Company entered into a new sales agreement with Cowen under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. Through September 30, 2020, the Company sold no additional shares of common stock under the ATM program.

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

In May 2020, a holder of pre-funded warrants exchanged 280,335 warrants for 280,332 shares of common stock in a cashless exercise. Additionally, in May 2020, holders of Series 1 and Series 2 warrants, exercised 3,489,131 warrants and received 1,512,229 shares of common stock in a cashless exercise. In August 2020, a holder of Series 1 and Series 2 warrants, exercised 416,666 warrants in exchange for 130,151 shares of common stock in a cashless exercise.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

September 30, 2020
Common stock issuable under pre-funded warrants	5,557,952
Series 1 and 2 warrants	689,242
Options to purchase common stock	7,417,313
Employee Stock Purchase Plan	1,073,288

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $52.7 million and $42.0 million, respectively. We reported a net loss attributable to stockholders as of September 30, 2020, of $56.6 million. As of September 30, 2020, we had an accumulated deficit of $548.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $170.2 million.

We continue to monitor our daily operations and program timelines during the evolving coronavirus 2019 (COVID-19) pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance.  COVID-19 has not impacted our financial guidance or changed our timelines for clinical data in 2020, to date.

Clinical Developments

SNDX-5613

In August 2020, we enacted the following enhancements to the Phase 1 portion of the AUGMENT-101 trial in patients with MLL-r and NPM1 mutant acute leukemias: focusing enrollment exclusively on patients with mixed lineage leukemia rearranged (MLL-r) and nucleophosmin (NPM1) mutant acute leukemias; backfilling any dose escalation cohort up to a total of 12 patients if efficacy has been observed at that dose level; and expansion of enrollment to include pediatric patients over 30 days old. These enhancements were supported by initial clinical data, as well as insights from emerging data in the pediatric compassionate use setting. Enrollment in the amended Phase 1 portion remains ongoing, with data presentation expected in early 2021. In early 2021, we also anticipate commencing the Phase 2 portion of AUGMENT-101, which we believe could serve as the basis for registration. SNDX-5613 was previously granted Orphan Drug Designation for the treatment of adult and pediatric acute myeloid leukemia by the U.S. Food and Drug Administration (FDA).

Axatilimab

We announced that following our end of Phase 1 meeting with the FDA, we have aligned on a regulatory path for axatilimab, our anti-CSF-1R monoclonal antibody, for the treatment of chronic graft versus host disease (cGVHD). We plan to commence a pivotal Phase 2 trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for GVHD with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We expect to begin enrollment by year-end, with topline data anticipated in 2023.

Enrollment remains ongoing in the Phase 2 portion of the Phase 1/2 trial evaluating axatilimab for the treatment of patients with cGVHD. In previously announced preliminary data from the Phase 1 portion of the trial, axatilimab demonstrated compelling clinical activity and a well-tolerated safety profile. We will present updated data from the Phase 1 portion in an oral presentation during the American Society of Hematology (ASH) Virtual Annual Meeting in December.

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

Supply Chain

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate supplies of SNDX-5613 and axatilimab.  If the COVID-19 pandemic continues to persist for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to continue our clinical trial operations.

Clinical Development

With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity.  We have not yet, but may experience, a disruption or delay in our ability to initiate trial sites and enroll and assess patients.  As the COVID-19 pandemic continues, we anticipate a potential impact on our ability to maintain patient enrollment in the AUGMENT-101 and cGVHD trials.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy.  We believe that our cash, cash equivalents and marketable securities as of November 5, 2020 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.  However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we continue to evaluate whether the COVID-19 pandemic will adversely affect our business operations and financial results, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and nine months ended September 30, 2020 and 2019 have been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KHK, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through September 30, 2020, we have incurred $289.6 million in research and development expenses.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	14,408	9,923	4,485	45%
General and administrative	5,824	3,605	2,219	62%
Total operating expenses	20,232	13,528	6,704	50%
Loss from operations	(19,853)	(13,149)	6,704	51%
Other (expense) income:
Interest expense	(635)	—	(635)	—
Interest income	177	395	(218)	-55%
Other (expense) income	(126)	(75)	(51)	68%
Total other (expense) income	(584)	320	(904)	-283%
Net loss	$(20,437)	$(12,829)	$7,608	59%

License Fees

For the three months ended September 30, 2020 and 2019, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended September 30, 2020, our total research and development expenses increased by $4.5 million, or 45%, to $14.4 million from $9.9 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increases in clinical activities of $1.7 million, professional fees of $0.5 million and employee related and other expenses of $0.3 million. In the third quarter of 2020 we also recognized a $2.0 million expense payable to UCB, upon the achievement of a certain milestone in connection with the axatilimab program. The increase in clinical activities was primarily due to increased clinical activities for our SNDX-5613 program of $2.0 million, increased clinical activities for our axatilimab program of $1.0 million, partially offset by decreased CMC activities for axatilimab of $0.9 million and reduced clinical activities related to entinostat of $0.4 million. The increase in professional fees of $0.5 million is primarily due to clinical consulting activities related to our axatilimab and SNDX-5613 programs. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
External research and development expenses	$10,968	$6,806	$4,162	61%
Internal research and development expenses	3,440	3,117	323	10%
Total research and development expenses	$14,408	$9,923	$4,485	45%

General and Administrative

For the three months ended September 30, 2020, our total general and administrative expenses increased $2.2 million, or 62%, to $5.8 million from $3.6 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $1.7 million, increased professional services in connection with our pre-commercialization activities for entinostat of $0.3 million and increased directors’ and officers’ insurance of $0.2 million. The increase in employee related expenses is primarily due to the modification of the option agreements in connection with the retirement of a certain employee of $1.0 million and headcount related expenses of $0.7 million.

Interest expense

For the three months ended September 30, 2020, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended September 30, 2020, interest income decreased from the comparable period in the prior year primarily due to lower interest rates.

Comparison of the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
Revenue:
License fees	$1,138	$1,138	$—	0%
Total revenues	1,138	1,138	—	0%
Operating expenses:
Research and development	34,913	33,492	1,421	4%
General and administrative	17,787	10,980	6,807	62%
Total operating expenses	52,700	44,472	8,228	19%
Loss from operations	(51,562)	(43,334)	8,228	19%
Other income (expense):
Interest expense	(1,722)	—	(1,722)	—
Interest income	735	1,349	(614)	-46%
Other expense	(186)	(62)	(124)	200%
Total other income	(1,173)	1,287	(2,460)	-191%
Net loss	(52,735)	$(42,047)	$10,688	25%

License Fees

For the nine months ended September 30, 2020 and 2019, we recognized license fees of $1.1 million and $1.1 million respectively, derived from the KKC license agreement.

Research and Development

For the nine months ended September 30, 2020, our total research and development expenses increased $1.4 million, or 4%, to $34.9 million from $33.5 million for the comparable period in the prior year due to an increase in professional fees of $1.3 million, increases in clinical expenses of $1.8 million, in SNDX-5613 CMC activities of $2.0 million, and other expenses of $0.2 million, partially offset by decreased axatilimab CMC activities of $1.5 million, and decreased employee related expenses of $0.4 million. In the third quarter of 2020, we also recognized a $2.0 million expense upon the achievement of a certain milestone in connection with the axatilimab program. In 2019 we recognized a $4.0 million expense upon the achievement of certain milestones in connection with the Menin program. The increase in professional fees is primarily due to increased clinical consulting of $0.8 million and increased medical affairs activities of $0.5 million. Clinical expenses increased due to increased study activities related to SNDX-5613 of $2.7 million and increased study activity related to axatilimab of $1.8 million. These increases were partially offset by reduced activities associated with our entinostat programs of $2.7 million. The decrease in employee related expenses was related to the headcount as well as reduced travel. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	$	%
	(In thousands)
External research and development expenses	$24,564	$22,826	$1,738	8%
Internal research and development expenses	10,349	10,666	(317)	-3%
Total research and development expenses	$34,913	$33,492	$1,421	4%

General and Administrative

For the nine months ended September 30, 2020, our total general and administrative expenses increased $6.8 million, or 62%, to $17.8 million from $11.0 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased pre-commercialization activities of $2.5 million in anticipation of our entinostat readout, increased legal and professional fees of $0.2 million, increased director’s and officer’s insurance of $0.7 million and increased employee compensation cost of $3.4 million. The increase in employee expenses of $1.1 million is primarily due to increased headcount and increased stock compensation expense of $2.4 million, partially offset by reduced travel of $0.1 million. The increased stock compensation expense includes $1.0 million related to the modification of option agreements in connection with the retirement of a certain employee.

Interest Expense

Interest expense consisted primarily of interest expense on our term loan, operational and capital leases.

Interest Income

For the nine months ended September 30, 2020, interest income decreased from the comparable period in the prior year due to reduced interest rates on our investments.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash, cash equivalents and short-term investments totaling $170.2 million. Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings, and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and prefunded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment. If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the January 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share. In May 2020, holders of 3,489,131 Series 1 warrants and Series 2 warrants received 1,512,229 shares of common stock in a cashless exercise. In August 2020, a holder of 416,666 Series 1 warrants and Series 2 warrants received 130,151 shares of common stock in a cashless exercise.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of September 30, 2020, was 3.25%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 12 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In August 2019, we entered into a new sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with their normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We will pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. The proceeds from the offerings, if any, will be used to fund the research and development of our product candidates, acquire or invest in businesses, products or technologies that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus, and for working capital and general corporate purposes. As of September 30, 2020, and through November 5, 2020, $50.0 million of common stock remained available for sale under the 2019 ATM Program.

In April 2017, we entered into a sales agreement with Cowen, under which we issued and sold shares of our common stock pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), or the 2017 ATM Program. In 2019, prior to the effectiveness of the 2019 ATM Program, we sold 140,819 shares of common stock, with net proceeds of $0.9 million, pursuant to the 2017 ATM Program.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2020, we had an accumulated deficit of $548.2 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(55,629)	$(37,885)
Net cash used in/provided by investing activities	(78,390)	6,185
Net cash provided by financing activities	165,766	28,512
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,747	$(3,188)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020, was $55.6 million and primarily consisted of  our net loss of $52.7 million adjusted for non-cash items, including stock-based compensation of $7.0 million, a net decrease in operating assets and liabilities of $10.4 million, an investment amortization of $0.2 million and non-cash interest expense associated with the term loan of $0.3 million. The increased net loss is primarily due to increased clinical activities in our axatilimab program, increased clinical and CMC activities in our SNDX-5613 program, increased pre-commercialization activities partially offset by reduced CMC expenses for axatilimab and decreased activities related to our entinostat program. The net decrease in operating assets and liabilities primarily consisted of decreased accounts payable of $2.4 million, increased prepayments and deposits of $5.8 million, and decreased accrued expenses and other liabilities of $1.1 million and deferred revenue of $1.1 million.

Net cash used in operating activities for the nine months ended September 30, 2019, was $37.9 million and primarily consisted of our net loss of $42.0 million adjusted for non-cash items, including stock-based compensation of $4.5 million and investment amortization and depreciation of $0.6 million and a net increase in operating assets and liabilities of $0.3 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The significant items in the increase in operating assets and liabilities included a decrease in accrued expenses, other liabilities and deferred revenue of $5.1 million, a decrease in prepaid expenses and other assets of $0.1 million offset by an increase in accounts payable of $5.2 million.

Net Cash Used in/Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020, was $78.4 million and was primarily due to the purchase of $150.4 million of available-for-sale marketable securities from the proceeds of the January 2020 direct offering partially offset by $72.0 million of proceeds from the maturities of available-for-sale securities, which will primarily be used to fund the next period’s operating activities.

Net cash provided by investing activities for the nine months ended September 30, 2019, was $6.2 million and was primarily due to the $75.1 million of proceeds from the maturities of available-for-sale securities partially offset by the purchase of $68.9 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020, of $165.8 million was primarily due to the proceeds from our direct placement and follow-on offering, net of fees, of $142.7 million, proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $3.1 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

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

Contractual Obligations and Commitments

On February 7, 2020, we entered into a Loan Agreement with Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021, or April 1, 2022 if the Performance Milestone is achieved. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is either (i) September 1, 2023, or (ii) March 1, 2024 upon achievement of the Performance Milestone. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of September 30, 2020, $20.0 million was outstanding under the Loan Agreement. For additional information regarding the Loan Agreement with Hercules, see Note 12 to our condensed consolidated financial statements located elsewhere in this report.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $56.4 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $113.8 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of September 30, 2020, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2020, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of the executive orders, the shelter-in-place (“SIP”) orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory acute leukemia;
•	timely completion of the Phase 1/2 clinical trial of axatilimab as a monotherapy in patients with cGVHD;
•	timely completion of any future clinical trials of SNDX-5613 and axatilimab;

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

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or  NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NMP1 mutant AML the interaction with Menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interaction, such as SNDX-5613, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in relapsed/refractory patients with MLL-r and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect very small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion will evaluate efficacy of SNDX-5613, as defined by Complete Remission rate, across three expansion cohorts enrolling adult patients with MLL-r acute lymphoblastic leukemia, or ALL, MLL-r acute myeloid leukemia, or AML, and NPM1 mutant AML. If our initial clinical data lend support for our hypothesis, we plan to continue developing SNDX-5613 in one or more of these indications. At this time however, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients, and we may be unable to establish sufficient efficacy to warrant continued development in one or more of these indications.

Our strategy for developing axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in Graft Versus Host Disease, or cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD.  Our approach is to conduct a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who have failed at least two prior lines of therapy. If our initial clinical data lend support for our hypothesis, we plan to continue developing axatilimab in this indication. While we believe that we have established sufficient efficacy to warrant continued development in this indication, we have not yet sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There remain judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed several Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under its risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care, and our business. In addition, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2030. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie certain Medicare Part B drug prices to international drug prices or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs the Department of Health and Human Services  to finalize the Canadian drug importation proposed rule previously issued by the Department of Health and Human Services and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization  to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

It is also possible that additional governmental action is taken in response to address the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation, administrative or executive action. We expect that the Affordable Care Act, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufactures to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

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

For the nine months ended September 30, 2020, we reported a net loss of $52.7 million. Net loss attributable to stockholders for the nine months ended September 30, 2020, was $56.6 million. As of September 30, 2020, we had an accumulated deficit of $548.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of September 30, 2020, the outstanding principal balance under the Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on February 7, 2020. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through June 30, 2020 and determined that on March 30, 2007, August 21, 2015 and May 4, 2020 ownership changes had occurred. We may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The portfolio that we licensed from Vitae Pharmaceuticals, a subsidiary of AbbVie, includes patent applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are actually granted.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-5613. Subject to the achievement of certain milestone events, we may be required to pay Vitae, a subsidiary of AbbVie, up to $99 million in one-time development and regulatory milestone payments over the term of the AbbVie license agreement. In the event that we or any of our affiliates or sublicensees commercializes SNDX-5613, we will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie.

Either party may terminate the license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. AbbVie may terminate the license agreement if we seek to revoke or challenge the validity of any patent licensed to us by AbbVie under the license agreement or if we procure or assist a third party to take any such action.

Unless terminated earlier in accordance with its terms, the license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to AbbVie would expire because no commercial sales of SNDX-5613 have occurred and the last-to-expire relevant patent covering SNDX-5613 in a given country may change in the future.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In August 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-233564) that allows us to sell up to an aggregate of $300 million of our common stock, which includes up to $50.0 million designated for an at-the-market offering program. As of September 30, 2020, $50.0 million of common stock remained available for sale under the at-the-market offering program. Further, in May 2020, we sold 6,388,889 shares of our common stock at a price per share of $18.00 with net proceeds of approximately $107.9 million. In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for net proceeds of approximately $34.9 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. We also have two outstanding series of warrants, Series 1 warrants and Series 2 warrants.  As of September 30, 2020, there were 344,620 shares of our common stock issuable upon the exercise of Series 1 warrants outstanding, at an exercise price of $10.00 per share, and there were 344,622 shares of our common stock issuable upon the exercise of Series 2 warrants outstanding, at an exercise price of $13.00 per share. To the extent that these warrants have been or may be exercised, our stockholders may experience further dilution.

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

As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 48.8% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

10.1	Executive Employment Agreement by and between the Company and Daphne Karydas, dated as of July 6, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: November 5, 2020

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daphne Karydas
Daphne Karydas
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)