Form 10-K
period 2020-12-31
Syndax Pharmaceuticals Inc
filed 2021-03-12
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $500.1 million, based on the closing price of the registrant’s common stock on June 30, 2020. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 10, 2021, there were 48,235,759 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, statements about:

•the impact of the COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;

•

the timing of the progress and receipt of data from the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory (R/R) acute leukemia and the potential use of SNDX-5613 to treat acute leukemias;

•	the timing of the progress and receipt of data from the expansion cohort from the Phase 1/2 clinical trial of axatilimab in chronic Graft Versus Host Disease (cGVHD);

•	the timing of the progress and receipt of data from the Phase 2 trial, AGAVE-201, of axatilimab in cGVHD;
•	our ability to replicate results in future clinical trials;

•	our expectations regarding the potential safety, efficacy or clinical utility of our product candidates;
•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•	COVID-19 could adversely impact our business, including our clinical trials.
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.
•

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for and commercialize our product candidates, our business prospects will be significantly harmed.

•	Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.
•	Our strategy for developing axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.
•

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	If we are or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.
•

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates could harm our business.

•

We rely on third-party suppliers to manufacture and distribute our clinical drug supplies for our product candidates, we intend to rely on third parties for commercial manufacturing and distribution of our product candidates and we expect to rely on third parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

•	Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.

•	We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•	We currently have no source of product revenue and may never achieve or maintain profitability.
•

We will require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.

•	If we are unable to obtain or protect intellectual property rights, we may not be able to compete effectively in our market.
•	We may not be able to protect our intellectual property rights throughout the world.
•	The market price of our stock may be volatile and you could lose all or part of your investment.
•

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are, SNDX-5613 and SNDX-6352, or axatilimab. We are developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

SNDX-5613

Our first clinical-stage product candidate, SNDX-5613, is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) MLLr and (ii) NPM1c AML. Both diseases have a poor prognosis. In preclinical testing, SNDX-5613 has demonstrated complete tumor regression and profound, dose-dependent and long-lasting survival benefit in leukemic models of disease. Initial clinical evidence with SNDX-5613 also supports the hypothesis that disruption of the menin-MLL interaction can lead to responses in acute leukemias.

We are developing SNDX-5613 as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) a genetically defined subset of acute leukemias with chromosomal rearrangements in the mixed lineage leukemia (MLL) gene, known as MLLr; and (ii) acute myeloid leukemia, or AML, with a somatic mutation in the nucleophosmin 1, or NPM1, gene, also known as NPM1c. Our near-term focus is to rapidly establish proof of concept that SNDX-5613 is a targeted therapy that can potentially provide meaningful clinical benefit to adult and pediatric leukemia patients having relapsed or refractory MLLr or NPM1c acute leukemias. Our investigational new drug (IND) application for SNDX-5613 took effect with the U.S. Food and Drug Administration, or FDA, in the second quarter of 2019 and we commenced AUGMENT-101, a clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of SNDX-5613 in patients with acute leukemia. Upon completion of the Phase 1 portion of the trial and identification of the recommended Phase 2 dose, we will initiate the Phase 2 portion of the trial with patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of SNDX-5613 in MLLr ALL, MLLr AML and NPM1c AML. We are conducting the trial at multiple centers in the United States and anticipate completing enrollment of the Phase 1 portion in the first half of 2021. In the second quarter of 2021, we anticipate commencing the Phase 2 portion, which we believe could serve as the basis for registration, with an expected total enrollment of up to 132 patients for the Phase 1/2 clinical trial. SNDX-5613 was previously granted Orphan Drug Designation for the treatment of adult and pediatric acute myeloid leukemia by the FDA.

Axatilimab

We are also developing axatilimab a monoclonal antibody targeting the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Axatilimab binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. CSF-1R signaling on these cells has been demonstrated in preclinical studies conducted in animal models of skin and lung chronic graft versus host disease, or cGVHD, to be the key regulatory pathway involved in the expansion and infiltration of the macrophages that mediate fibrosis and the cGVHD disease process. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, that axatilimab has the potential to be used to treat cGVHD as well as other fibrotic diseases where monocyte-derived macrophages have been shown to play a significant role.

Our near-term focus is to rapidly establish that axatilimab can provide meaningful clinical benefit in patients with advanced cGVHD where prior therapies are no longer effective and to establish proof of concept of using axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

We announced that following our end of Phase 1 meeting with the FDA, we have aligned on a regulatory path for axatilimab for the treatment of cGVHD. We commenced a pivotal Phase 2 trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. The primary endpoint is the objective response rate based on the 2014 NIH consensus criteria for GVHD with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We anticipate releasing topline data in 2023. With the initiation of AGAVE-201, we have ceased enrollment in the Phase 2 portion of SNDX-6352-503, the Phase 1/2 trial evaluating axatilimab for the treatment of patients with cGVHD.

Our Strategy

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. This pipeline includes SNDX-5613, a highly selective inhibitor of the menin–MLL binding interaction, axatilimab, a monoclonal antibody that blocks the CSF-1 receptor, and entinostat, a class I HDAC inhibitor.

We are developing SNDX-5613 in acute leukemias and axatilimab for use in cGVHD and potentially other fibrotic-macrophage driven diseases as single agents and in combination with approved drugs. We have deprioritized the development of entinostat but may opportunistically explore potential disease areas where entinostat could play an important therapeutic role. Key elements of our strategy include:

•

Develop SNDX-5613 for the treatment of genetically defined leukemias. We believe that SNDX-5613 has the potential to treat at least two genetically defined acute leukemias: (i) MLLr and (ii) NPM1 AML. Our Phase 1/2 open-label AUGMENT-101 trial is ongoing, and we anticipate completing enrollment of the Phase 1 portion and begin enrollment of the Phase 2 portion in the second quarter of 2021. We expect to initiate a combination trial of SNDX-5613 with chemotherapy in the second half of 2021 and expect to initiate other combination trials of SNDX-5613 with other approved anti-leukemic agents.

•

Develop axatilimab as a monotherapy in cGVHD. We are conducting the AGAVE-201 trial for the treatment of patients with cGVHD and are exploring the use of axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

•

Leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline. We acquired the exclusive rights to axatilimab in 2016 and to SNDX-5613 in 2017. We intend to continue leveraging the collective talent within our organization and network of advisors to guide our pipeline expansion and development plans.

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

Our near-term focus is to rapidly establish proof of concept that SNDX-5613 is a targeted therapy that can potentially provide meaningful clinical benefit to adult and pediatric leukemia patients having relapsed or refractory MLLr or NPM1c AML. Our IND application for SNDX-5613 was approved by the FDA in second quarter of 2019 and we commenced AUGMENT-101, a clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of SNDX-5613 in patients with acute leukemia. Upon completion of the Phase 1 portion of the trial and identification of the recommended Phase 2 dose, we will initiate the Phase 2 portion of the trial with patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of SNDX-5613 in MLLr ALL, MLLr AML and NPM1c AML. We are conducting the trial at multiple centers and anticipate completing enrollment of the Phase 1 portion in the second quarter of 2021, with an expected total enrollment of up to 132 patients for the Phase 1/2 clinical trial.

Axatilimab

Axatilimab is a humanized monoclonal antibody that binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. Ligand activated CSF-1R signaling on these cells has been shown, in preclinical research studies, to be the key regulatory pathway leading to the systemic fibrotic disease manifestations in skin, lungs, and other tissues associated with cGVHD. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD, including skin and lung fibrosis. We are developing axatilimab to bind to CSF-1R and block the ability of CSF-1 and IL-34 to activate CSF-1R signaling. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, that axatilimab has the potential to be used to treat cGVHD and fibrotic diseases with a common underlying dependence on CSF-1R signaling.

Our near-term focus is to rapidly establish proof of concept that axatilimab can provide meaningful clinical benefit in patients with advanced cGVHD where prior therapies are no longer effective. In the fourth quarter of 2018, we opened enrollment in SNDX-6352-503, a Phase 1 dose escalation trial of axatilimab in patients with cGVHD. The objectives of this trial are to evaluate the safety and preliminary efficacy of axatilimab in cGVHD and to identify a required Phase 2 dose and schedule.  Enrollment to the Phase 1 portion was completed in the fourth quarter of 2020 with dosing of 17 patients at dose levels of 0.15 mg/kg, 0.5 mg/kg, 1.0 mg/kg and 3.0 mg/kg every two weeks and 3.0 mg/kg every four weeks. We presented preliminary safety and efficacy data from the Phase 1 portion of the study at the annual American Society of Hematology conference in December 2020. Based on emerging data that suggested preliminary activity at 1.0 mg/kg, we amended the protocol in the fourth quarter of 2019 to add a Phase 2 expansion cohort of approximately 20 patients to further explore this dose level. We anticipate completing enrollment in the first quarter of 2021.

Based on the safety and efficacy of axatilimab in cGVHD established in the SNDX-6352-503 study, and in consultation with the FDA, we have designed and initiated a pivotal, registration-oriented study of axatilimab in cGVHD called AGAVE-201 (SNDX-6352-504). Enrollment to AGAVE-201 was opened in January 2021 and the study is planned to enroll up to 210 patients across three dose cohorts of 0.3 mg/kg and 1.0 mg/kg every two weeks, and 3.0 mg/kg every four weeks. We anticipate that top-line results from AGAVE-201 may be available in 2023.

Growing evidence from preclinical research studies in animal models of lung fibrosis, and analysis of blood and tissues samples taken from patients with lung fibrosis, suggests that monocytes and macrophages are critical regulators of the fibrotic disease process.  In addition, recent data from preclinical experiments demonstrate that these disease associated monocytes and macrophages are CSF-1 dependent and that use of an anti-CSF-1R antibody blocks fibrosis in fibrotic disease models. We believe these data are consistent with the role that these cells play in cGVHD and that our clinical data with axatilimab in cGVHD supports testing axatilimab in lung fibrosis and other fibrotic diseases.

CSF-1R is also expressed on immuno-suppressive cells (e.g., TAMs) known to play a role in the growth, survival, and metastasis of cancer. Inhibition of CSF-1R is thought to disrupt the activity of TAMs, resulting in a decrease in the immunosuppressive environment immediately surrounding the tumor, or tumor micro-environment. We have completed a Phase 1 dose escalation trial of SNDX-6352-502, conducted at multiple centers in the United States, that studied axatilimab as a single agent and in combination with Imfinzi, AstraZeneca’s human monoclonal antibody directed against PD-L1. The study enrolled 47 patients with advanced solid tumors and established the safety, pharmacokinetic and pharmacodynamic activity, and required Phase 2 dose of axatilimab as a single agent and in combination with Imfinzi. While our near-term focus is on establishing proof-of-concept for axatilimab in cGVHD and other fibrotic diseases we may conduct additional clinical trials in oncology indications with our academic collaborators.

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

In May 2020, we reported final results of E2112, the Phase 3 clinical trial conducted by ECOG-ACRIN Cancer Research Group and sponsored by the National Cancer Institute, that evaluated the investigational compound entinostat plus exemestane in patients with advanced hormone receptor positive, human epidermal growth factor receptor 2 negative (HR+, HER2-) breast cancer. The trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. We have decided to deprioritize the entinostat program to focus resources on advancing the remainder of our pipeline.

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

Supply Chain

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate supplies of SNDX-5613 and axatilimab. If the COVID-19 pandemic continues to persist for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to our clinical trial operations.

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

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of March 11, 2021 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Today, the first choice therapy for both MLLr AML and MLLr ALL, still relies heavily on intensive chemotherapy, if a patient can tolerate such treatment. Despite these patients being routinely diagnosed, there are currently no targeted therapies approved to treat patients with MLLr acute leukemias. Currently only one other clinical stage agent, another menin-inhbitor that is being developed by Kura Oncology, KO-539, is in clinical development for the treatment of MLLr AML and MLLr ALL, and it is currently also undergoing a Phase 1 dose escalation trial.

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

Like MLLr, NPM1 is readily diagnosed as part of the standard AML patient work-up today, and yet there are no approved targeted therapies approved to treat patients with a NPM1 mutant AML. There are 2 additional clinical stage agents currently advancing as a treatment for NPM1 mutant AML, another menin inhibitor that is being developed by Kura Oncology, KO-539, is also undergoing a Phase 1 dose escalation trial, and a SYK inhibitor being developed by Kronos Bio, entosplentinib, expected to initiate a Phase 2 trial in 2021.

Axatilimab in GVHD

cGVHD, an immune response of the donor-derived hematopoietic cells against recipient tissues, is a serious, potentially life-threatening complication of allogeneic hematopoietic stem cell transplantation, or HSCT, that can last for years. cGVHD is estimated to develop in approximately 40% of transplant recipients and affects approximately 14,000 patients in the United States. cGVHD typically manifests across multiple organ systems, with the skin and mucosa being commonly involved, and is characterized by the development of fibrotic tissue

The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunmodulators such as rituximab, IL-2. Imbruvica® (ibrutinib), a BTK inhibitor, is the only FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients. Two other agents, KD-025, a ROCK2 inhibitor being developed by Kadmon Holdings, and Jakafi® (Ruxolitinib), a JAK inhibitor being developed by Incyte, have recently reported positive results in their registration-directed clinical trials for patients with cGVHDa. While all three agents have shown a benefit in improving symptoms of this disease, none have demonstrated an improvement in long-term outcomes and a significant unmet medical need still remains for this patient population. Additionally, all 3 new agents, Imbruvica, Jakafi and KD-025 are believed to exert their effect through T- and B-cells, with minimal impact on macrophages. By inhibiting the work of monocyte-derived macrophages, Axatilimab, provides a differentiated way to treat cGVHD, which we expect is ultimately expected to have a more pronounced impact on the fibrotic process. We also believe that shifting CSF-1R inhibition earlier in the treatment phase of cGVHD, to minimize formation of fibrotic tissue, could have a meaningful long-term impact on the disease process itself.

Collaborations

NCI and Investigator Collaborations

Collaborative Research and Development Agreement with the NCI related to Entinostat

Our collaboration with the NCI is governed by a CRADA between us and the NCI. The CRADA was originally signed by Mitsui Pharmaceuticals, Inc., or Mitsui, and was then assigned to Schering AG following Schering AG’s acquisition of Mitsui. In 2007, Schering AG, then known as Bayer Schering Pharma AG, agreed to assign the CRADA to us in connection with the execution of a license, development and commercialization agreement, or the Bayer license agreement, with Bayer.

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

Clinical Trial Agreement with Eastern Cooperative Oncology Group

In March 2014, we entered into a clinical trial agreement with Eastern Cooperative Oncology Group, a contracting entity for ECOG-ACRIN, which describes the parties’ obligations with respect to the NCI-sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the clinical trial agreement, ECOG-ACRIN is performing this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. In January 2015, we amended the agreement to provide for additional patient site reimbursement funds, which will be paid based on milestone-based payments. We have provided a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of time- and milestone-based payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, we are obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, we have entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.3 million. We have agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements. As of December 31, 2020, our aggregate payment obligations under this agreement are approximately $24.7 million; and our remaining obligations under this agreement were $3.2 million over an estimated period of approximately one year. As of December 31, 2020, we have accrued $1.6 million related to the ECOG Agreement.

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

Collaborative Research and Development Agreement with the NCI related to Axatilimab and Entinostat

In September 2016, we entered into an additional collaboration with the NCI related to both entinostat and axatilimab. Under the CRADA, the NCI sponsors preclinical and clinical studies on entinostat and axatilimab using researchers at the NCI as well as NCI-funded researchers at other institutions. In return, we receive access to the data generated in these preclinical and clinical studies and we are obligated to supply the laboratories and clinical trial sites with sufficient quantities of entinostat and axatilimab. Additionally, we are required to make an annual payment to a particular NCI laboratory to help support certain research studies related to this and other preclinical and clinical trials. We have no other payment obligations under the CRADA.

We own all intellectual property generated during the collaboration with the NCI, or Axatilimab Collaboration IP, to the extent that Axatilimab Collaboration IP is generated by our employees. We also have an exclusive option to obtain an exclusive or non-exclusive commercialization license under Axatilimab Collaboration IP generated by the NCI. With respect to any Axatilimab Collaboration IP that is owned by or licensed to us, we have agreed to grant the U.S. government a non-exclusive license to practice or have practiced this Axatilimab Collaboration IP throughout the world by or on behalf of the government for research or other government purposes.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our product candidates in the United States. Our targeted sales force will focus on a well-defined group of medical oncologists, primarily in the non-hospital and academic settings, who are responsible for the care and treatment of cancer patients. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we would also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to rely on our current partners and may seek additional pharmaceutical partners for sales and marketing activities.

Manufacturing

We do not own or operate manufacturing facilities for the production of axatilimab, SNDX-5613 or entinostat, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients and finished product for our preclinical research and clinical trials. We do not have any current contractual relationship for the manufacture of commercial supplies. If axatilimab, SNDX-5613 or entinostat is approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of such product. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Axatilimab Patent Portfolio

We in-licensed from UCB a patent portfolio directed to axatilimab. As of December 31, 2020, the axatilimab composition-of-matter patent portfolio included two granted U.S. patents, seven allowed non-U.S. applications, eight granted non-U.S. patents and 23 non-U.S. pending patent applications.1 The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted.

Our in-licensed patent portfolio also includes pending U.S. and non-U.S. patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. If these pending applications were to issue as one or more patents, these patents would expire between November 2024 and February 2036 or later should patent term extension be granted. Further, the in-licensed portfolio includes three non-U.S. patents directed to methods of treating solid tumors by administration of an inhibitor of CSF-1R activity. The three patents expired in October 2020.

Our owned axatilimab patent portfolio consists of one pending international patent application under the Patent Cooperation Treaty, or PCT, directed to treatment regimens and methods of using axatilimab.  If this PCT application were to issue as one or more patents, these patents would expire in December 2040 or later should patent term extension be granted.  Our owned axatilimab patent portfolio also consists of a U.S. provisional patent application directed to another method of use. If this provisional application were to issue as one or more patents, these patents would expire in April 2041 or later should patent term extension be granted.

[1]	These numbers are correct as to the best of our knowledge according to the records provided by the licensor.

Menin Asset Patent Portfolio

We in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r. As of December 31, 2020, the in-licensed portfolio included one granted U.S. patent, U.S. Patent No. 10,683,302, one allowed U.S. application, a granted European patent, which was validated in 30 member states, two pending U.S. applications and 28 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. The granted patent based on the in-licensed applications is expected to expire June 2037 or later should patent term extension be granted. If the in-licensed applications were to issue as one or more patents, these patents would expire between June 2037 and September 2037.

Our owned menin patent portfolio consists of a U.S. provisional application directed to combination treatments.  If this provisional application were to issue as one or more patents, these patents would expire in April 2041 or later should patent term extension be granted.

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2020, our portfolio included one owned U.S. provisional patent application, five owned pending U.S. non-provisional patent applications, one owned granted U.S. patent, U.S. Patent No. 10,226,472,, five granted non-U.S. patents (including one Canadian patent jointly owned with The Regents of the University of Colorado), one allowed non-U.S. application, and 66 owned non-U.S. pending patent applications. Also, we have filed national phase applications in the Eurasia Regional Patent Office, Ukraine and Georgia based on our owned PCT application directed to treatment of selected breast cancer patients with a combination of entinostat and exemestane. We have assigned our rights to the application we filed in the Eurasia Regional Patent Office to Domain Russia Investments Limited, or DRI. We have also assigned our rights to the applications we filed in Ukraine and Georgia to NovaMedica LLC, or NovaMedica. We have also filed national phase applications based on our owned PCT application directed to treatment of selected breast cancer patients with the combination of entinostat and exemestane in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, China, India, Australia, Canada, Japan, South Korea, South Africa, Brazil and Mexico. Our owned entinostat patent portfolio includes pending U.S. and ex-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat according to selected dosing regimens, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, and treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies. Our owned pending PCT applications relate to entinostat and CSF-1 or CSF-1R combination therapies and patient selection for combination therapy comprising entinostat and a second therapeutic agent, respectively. If our owned pending U.S. applications and non-U.S. filings based on our owned PCT applications were to issue as one or more patents, these patents would expire between April 2029 and May 2039.

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

Of the 62 foreign-granted patents we licensed from Bayer, 26 are foreign counterparts of the ‘166 patent (now RE45,499) that cover crystalline polymorph B, the granted European patent comprises 37 national countries that all been validated, and the granted Eurasian patent comprises nine countries that have all been validated. Likewise, 15 of the 17 pending foreign applications are counterparts of the ‘166 crystalline polymorph B patent. Other patents and patent applications in the licensed Bayer portfolio cover methods of treatment by administration of entinostat. For example, U.S. Patent 7,317,028, which expired in October 2017, covers methods of treating selected cancers by administration of entinostat; U.S. Patent 7,687,525, which also expired in September 2017, covers methods of treating autoimmune disease by administration of entinostat; U.S. Patent 6,320,078, which expired in July 2019, covers methods of manufacturing entinostat; U.S. Patent No. 8,026,239, which expired in September 2017, covers methods of treating certain malignant tumors by administration of a compound within a subgenus of benzamide compounds including entinostat; U.S. Patent RE40,703, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat; and U.S. Patent 6,794,392, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat.

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

License Agreement with UCB

In July 2016, we entered into a license agreement with UCB, or the UCB license agreement, under which UCB granted us a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as axatilimab. The UCB license agreement permits us to use axatilimab or other licensed products for all human uses, including treatment, prevention and diagnostic uses, in all indications, diseases, conditions or disorders, and we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval and commercialize a certain licensed product.

In consideration for the license grant, we made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. In the event that we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. We are solely responsible for the development and commercialization of axatilimab. In July 2020, we achieved certain development and regulatory milestones. As a result, in July 2020, we recorded $2.0 million as research and development expense, which has been paid as of December 31, 2020.

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

License Agreement with Vitae Pharmaceuticals, Inc.

In October 2017, we entered into a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, or the AbbVie License Agreement, under which Vitae granted us an exclusive, sublicenseable, worldwide license to, preclinical, orally-available, small molecule inhibitors of the interaction of menin with the MLL protein, or the Menin Assets. We made a nonrefundable upfront payment of $5.0 million to Vitae in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, we may be required to pay Vitae up to an aggregate of $99 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Vitae. We are solely responsible for the development and commercialization of the Menin Assets. In June 2019, we achieved certain development and regulatory milestones. As a result, in June 2019, we recorded $4.0 million as research and development expense. The $4.0 million plus accrued interest was paid in May 2020.

Each party may terminate the AbbVie License Agreement for the other party’s uncured material breach or insolvency; and we may terminate the AbbVie License Agreement at will at any time upon advance written notice to Vitae. Vitae may terminate the AbbVie License Agreement if we or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the AbbVie License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

The FDA closely regulates the labeling, marketing and promotion of drugs and biologics. While doctors are free to prescribe any drug approved by the FDA for any use based on the doctor’s independent medical judgement, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and the company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform certain services on behalf of a covered entity that involves the use or disclosure of individually identifiable health information, and their covered subcontractors;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, and beginning in 2022, will require applicable manufacturers to report payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse midwives;

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of March 10, 2021, we had 43 full-time employees. Of the full-time employees, 28 were primarily engaged in research and development activities and 13 have an M.D. or Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic;
•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication such as MLL-r acute leukemia;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consent; and
•	risk that enrolled subjects will drop out before completion.

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

Even if our product candidates receive regulatory approval, they may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in trials;
•	the timing of market introduction as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by physicians, clinics and patients;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the cost of treatment in relation to alternative treatments;
•	pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•	relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing; and
•	unfavorable publicity relating to our product candidates.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. If we, or any partner that we may engage, do not lawfully promote our approved products, we may become subject to such litigation, which may have a material adverse effect on our business, financial condition and results of operations.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been executive, judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In order to market any approved product candidate in the future, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities. To develop our internal sales, distribution and marketing capabilities, we would have to invest significant amounts of financial and management resources in the future. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

•	we may not be able to attract and build an effective marketing or sales force;
•	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenues generated by any particular product;
•	our direct or indirect sales and marketing efforts may not be successful; and

•

there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liabilities

Alternatively, we may rely on third parties to launch and market our product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable legal or regulatory requirements, the FDA or another governmental agency could take enforcement action that could jeopardize their ability and our ability to market our product candidates.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufactures to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

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

For the year ended December 31, 2020, we reported a net loss of $73.2 million. We reported a net loss attributable to stockholders of $77.1 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $568.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of December 31, 2020, the outstanding principal balance under the Credit Facility was $20.0 million, resulting from the closing of the first tranche of funding which occurred on February 7, 2020. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We completed an analysis through December 31, 2020 and determined that on March 30, 2007, August 21, 2015, and May 4, 2020, ownership changes had occurred. We may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The portfolio that we licensed from UCB includes granted patents and applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any further patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab or methods of using axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that additional patents, if any, granted based on the currently pending applications would expire in 2034. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are actually granted.

The portfolio that we licensed from Vitae Pharmaceuticals, a subsidiary of AbbVie, includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are actually granted.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-5613. Subject to the achievement of certain milestone events, we may be required to pay Vitae, a subsidiary of AbbVie, plc., up to $99 million in one-time development and regulatory milestone payments over the term of the AbbVie license agreement. In the event that we or any of our affiliates or sublicensees commercializes SNDX-5613, we will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. In June 2019, we achieved certain development and regulatory milestones. As a result, in June 2019, we recorded $4.0 million as research and development expense. The amount was paid in 2020

Either party may terminate the license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. AbbVie may terminate the license agreement if we seek to revoke or challenge the validity of any patent licensed to us by AbbVie under the license agreement or if we procure or assist a third party to take any such action.

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

Risks Related to Ownership of Our Common Stock and Other General Matters

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In December 2020, we completed a public offering in which we sold 6,250,000 shares of our common stock at a price per share of $23.00 with net proceeds of approximately $135.0 million. Further, in May 2020, we sold 6,388,889 shares of our common stock at a price per share of $18.00 with net proceeds of approximately $107.9 million. In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for net proceeds of approximately $34.9 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of December 31, 2020, we had 3,557,952 pre-funded warrants outstanding. All Series 1 warrants and Series 2 warrants were exercised prior to the December 31, 2020 expiration date.

We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, on February 7, 2020, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020. We did not request the available additional borrowing by the due date. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence control over matters subject to stockholder approval.

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 29.2% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. \

We may be subject to securities litigation, which is expensive and could divert management attention.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing after the filing of our initial annual report on Form 10-K, we have been required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located in Waltham, Massachusetts, and consists of 12,207 square feet of leased office space under a lease that expires on March 1, 2022. We also have 4,039 square feet of leased office space in New York, New York, under a recently renewed lease that expires on August 31, 2022. We believe that our existing facilities are sufficient for our needs for the foreseeable future. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

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

Holders of Record

As of March 10, 2021, we had approximately 17 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

Consolidated Statement of Operations Data:

	Years Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Revenue	$1,517	$1,517	$1,517	$2,108	$1,220
Operating expenses:
Research and development	50,435	42,994	60,106	48,201	31,665
General and administrative	22,505	16,062	17,287	15,861	13,321
Total operating expenses	72,940	59,056	77,393	64,062	44,986
Loss from operations	(71,423)	(57,539)	(75,876)	(61,954)	(43,766)
Interest income (expense)	(1,516)	1,571	1,942	1,421	956
Other expense, net	(219)	(79)	(27)	(269)	(1,662)
Net loss	$(73,158)	$(56,047)	$(73,961)	$(60,802)	$(44,472)
Net loss attributable to common stockholders (1)	$(77,064)	$(56,047)	$(73,961)	$(60,802)	$(47,070)
Net loss per share attributable to common stockholders--basic and diluted (1)	$(1.87)	$(1.84)	$(2.92)	$(2.90)	$(3.22)
Weighted-average common shares outstanding--basic and diluted (1)	41,308,242	30,490,783	25,371,511	20,997,211	14,619,716

Consolidated Balance Sheet Data:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Cash, cash equivalents, short-term and long- term investments	$293,065	$59,775	$80,911	$133,220	$105,330
Working capital	279,992	43,963	67,241	117,644	98,144
Total assets	300,613	63,525	83,938	137,186	109,013
Accumulated deficit (2)	(568,628)	(495,470)	(439,423)	(366,111)	(305,293)
Total stockholders' equity (deficit)	252,188	31,600	53,047	104,319	84,139

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Overview

We are a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are, SNDX-5613 and SNDX-6352, or axatilimab. We are developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2020, 2019, and 2018, we reported a net loss of $73.2 million, $56.0 million and $74.0 million, respectively. For the year ended December 31, 2020, 2019, and 2018, we reported a net loss attributable to common stockholders of $77.1 million, $56.0 million and $74.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $568.6 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $293.1 million.

Pipeline Updates

SNDX-5613

We plan to share data from the Phase 1 AUGMENT-101 trial of SNDX-5613, our highly selective, oral menin inhibitor, in patients with mixed lineage leukemia rearranged (MLL-r) and nucleophosmin (NPM1) mutant acute leukemias late in the first quarter or early in the second quarter of 2021. Additional details regarding the presentation, which will feature the trial’s principal investigator, Eytan M. Stein, M.D. Assistant Attending Physician and Director, Program for Drug Development in Leukemia, Department of Medicine at Memorial Sloan Kettering Cancer Center, will be announced in the coming weeks. We remain on track to initiate the Phase 2 portion of the trial in the second quarter of 2021, which could potentially serve as the basis for a regulatory filing.

Axatilimab

At the 62nd American Society of Hematology (ASH) Annual Meeting and Exposition in December 2020, we reported updated data from its Phase 1 trial of axatilimab, its anti-CSF-1R monoclonal antibody, in patients with chronic graft versus host disease (cGVHD). Data demonstrated deep, durable responses and multiorgan clinical benefit in patients refractory to multiple therapeutic agents.

We announced that the pivotal Phase 2 AGAVE-201 trial, which will evaluate the safety and efficacy of three doses and schedules of axatilimab in patients with cGVHD, began enrolling earlier this quarter. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for GVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We expect to report topline data in 2023.

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

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of March 11, 2021 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the years ended December 31, 2020 and 2019 have been solely derived from our license agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through December 31, 2020, we have incurred $305.2 million in research and development expenses.

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

Revenue from Contracts with Customers

For license fee revenues, we applied and may continue to apply significant judgment to our KKC Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. The KKC agreement also includes variable consideration. We assess variable consideration at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price. For development milestones related to the KKC Agreement, we do not take a substantive role or control the research, development or commercialization of any products generated by KKC. Therefore, we are not able to reasonably estimate when, if at all, any development milestone payments may be payable to us. As such, the development milestone payments associated with the KKC Agreement involve a substantial degree of uncertainty and risk that they may never be received. Sales-based milestones and royalties will be recognized as royalty revenue in the period the related sale occurred.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			2020 - 2019 Increase (Decrease)		2019 - 2018 Increase (Decrease)
(in thousands)	2020	2019	2018	$	%	$	%
Revenues:
License fees	$1,517	$1,517	$1,517	$—	0%	$—	0%
Total revenues	1,517	1,517	1,517	—	0%	—	0%
Operating expenses:
Research and development	50,435	42,994	60,106	7,441	17%	(17,112)	(28)%
General and administrative	22,505	16,062	17,287	6,443	40%	(1,225)	(7)%
Total operating expenses	72,940	59,056	77,393	13,884	24%	(18,337)	(24)%
Loss from operations	(71,423)	(57,539)	(75,876)	13,884	24%	(18,337)	(24)%
Other (expense) income:
Interest income	841	1,571	1,942	(730)	(46)%	(371)	(19)%
Interest expense	(2,357)	—	—	(2,357)	100%	—	0%
Other (expense) income, net	(219)	(79)	(27)	(140)	(177)%	(52)	(193)%
Total other income	(1,735)	1,492	1,915	(3,227)	(216)%	(423)	(22)%
Net loss	$(73,158)	$(56,047)	$(73,961)	$17,111	31%	$(17,914)	(24)%

For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 7, 2020.

Comparison of the years ended December 31, 2020 and 2019:

License Fees

For the years ended December 31, 2020 and 2019, we recognized license fees of $1.5 million, derived from the KKC license agreement.

Research and Development

For the year ended December 31, 2020, our total research and development expenses increased by $7.4 million, or 17%, to $50.4 million from $43.0 million for the prior year due to increases in clinical trial activities expenses of $5.9 million, professional expenses of $1.4 million, and employee related expenses of $0.1 million. The increase in clinical activities expenses was due to increased study activities related to SNDX-5613 of $5.3 million, increased study activity related to axatilimab of $3.7 million, and in SNDX-5613 CMC activities of $3.7 million. In

2020, we also recognized a $2.0 million expense upon the achievement of a certain milestone in connection with the axatilimab program. These increases were partially offset by the $4.0 million expense for achievement of certain milestones in connection with the menin program in 2019, reduced activities associated with our entinostat programs of $3.8 million, and decreased axatilimab CMC activities of $1.0 million. The increase in professional fees is primarily due to increased clinical consulting of $0.5 million, increased medical affairs activities of $0.5 million, increase in biostatistic activities of $0.2 million, and quality assurance consulting of $0.2 million.

We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2020	2019	$	%
External research and development expenses	$36,303	$28,990	$7,313	25%
Internal research and development expenses	14,132	14,004	128	1%
Total research and development expenses	$50,435	$42,994	$7,441	17%

General and Administrative

For the year ended December 31, 2020, our total general and administrative expenses increased by $6.4 million, or 40%, to $22.5 million, from $16.1 million for the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $3.7 million and increased professional fees of $2.7 million. The increase in employee related expenses is primarily due to an increase in stock compensation expense of $2.7 million and $1.2 million for salary and benefits due to increased headcount, partially offset by reduced travel of $0.2 million. The increased stock compensation expense includes $1.0 million related to the modification of option agreements in connection with the retirement of a certain employee. The increase in professional fees was primarily due to increased pre-commercialization activities of $1.3 million in anticipation of our entinostat readout, increased director’s’ and officers’ insurance of $0.9 million, increased legal fees of $0.4 and audit fees of $0.1 million.

Interest Income

For the year ended December 31, 2020, interest income, decreased $0.7 million from the prior year. This decrease was primarily due to a lower average cash and investment balance and lower interest rates on our investments.

Interest Expense

Interest expense consists primarily of interest expense on our term loan, operational and capital leases. The increase is primarily due to our term loan.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had cash, cash equivalents and short-term investments totaling $293.1 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offerings, our term loan, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our cash, cash equivalents and short-term investments as of December 31, 2020, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In December 2020, we sold 6,250,000 shares of our common stock at a price per share of $23.00 for net proceeds of approximately $135.0 million.

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

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and prefunded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants enable the holder to make a cash investment in our common stock without increasing their beneficial ownership in our common stock because the shares of common stock underlying the pre-funded warrant are not issued or issuable until the warrant is actually exercised or becomes exercisable without exceeding the ownership limitations set forth in the pre-funded warrant. Each Series 1 warrant has an initial exercise price of $12.00 per share of common stock and each Series 2 warrant has an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series 1 warrants and Series 2 warrants contain a one-time exercise price adjustment. If we sell shares or share equivalents at less than $12.00 per share at a time when our Series 1 warrants and Series 2 warrants are outstanding, then an exercise price for those warrants would be adjusted downward, which will result in us receiving less proceeds than we otherwise would and could result in further dilution to our stockholders if such warrants were then exercised. As a result of the January 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share. In May 2020, holders of 3,489,131 Series 1 warrants and Series 2 warrants received 1,512,229 shares of common stock in a cashless exercise. In August 2020, a holder of 416,666 Series 1 warrants and Series 2 warrants received 130,151 shares of common stock in a cashless exercise. In November 2020, a holder of 228,373 Series 1 warrants and Series 2 warrants received 100,035 shares of common stock in a cashless exercise and in December 2020, holders of 460,869 Series 1 warrants and Series 2 warrants received 253,526 shares of common stock in a cashless exercise. As of December 31, 2020 all Series 1 warrants and Series 2 warrants have been exercised.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. We did not request the available additional borrowing by the due date. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023, or the Maturity Date. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, we paid a $100,000 facility charge upon closing and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to $998,000.

Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that has applied commencing on September 30, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. As of December 31, 2020, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was waived. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

At-the-Market Offering Program

In April 2017, we entered into a sales agreement with Cowen, under which we had the ability issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time, or the 2017 ATM Program. Shares sold pursuant to the sales agreement were sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-217172), which was declared effective on April 20, 2017. The proceeds from the offerings, if any, were used for general corporate purposes, including expenditures for research and development of our drug products. In 2019, prior to the effectiveness of the 2019 ATM Program, we sold 140,819 shares of common stock, with net proceeds of $0.9 million.

In August 2019, we entered into a new sales agreement with Cowen under which we had the ability to issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. Cowen was not required to sell any specific amount but acted as our sales agent using commercially reasonable efforts consistent with their normal trading and sales practices. This agreement replaced the sales agreement signed in April 2017. Shares sold pursuant to the sales agreement were to be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. Our common stock would be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. We agreed to pay Cowen up to 3% of the gross proceeds from any common stock sold through the sales agreement. In the fourth quarter of 2020, the 2019 ATM Program was cancelled in connection with the public offering in December 2020.

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

•

the cost of disruption to our supply chain and operations, and associated delays in the manufacturing and supply of our products, whichwould adversely impact our ability to continue our clinical trial operations;

•	the effect of competing technological and market developments; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company..

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

We have incurred losses and cumulative negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $568.6 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net cash used in operating activities	$(71,260)	$(50,612)	$(68,531)
Net cash provided by (used in) investing activities	(142,530)	12,781	51,398
Net cash provided by financing activities	304,424	28,570	15,729
Net (decrease) increase in cash and cash equivalents	$90,634	$(9,261)	$(1,404)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $71.3 million and primarily consisted of our net loss of $73.2 million adjusted for non-cash items including stock-based compensation of $9.1 million, non-cash interest expense associated with the term loan of $0.4 million, non-cash operating lease expense of $0.4 million, an investment amortization of $0.1 million and a net decrease in operating assets and liabilities of $7.9 million. The significant items in the decrease in operating assets and liabilities include a decrease in prepaid expenses and other assets of $4.3 million, a decrease in accounts payable of $2.7 million, and a decrease in deferred revenue of $1.5 million partially offset by increases in accrued expenses and other liabilities of $0.6 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $142.5 million and was primarily due to the purchase of $278.9 million of available-for-sale marketable securities partially offset by $136.4 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the year ended December 31, 2019 was $12.8 million and was primarily due to the purchase of $104.0 million of available-for-sale marketable securities offset by $116.8 million in proceeds from the maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $304.4 million and was primarily due to the $242.8 million of proceeds from issuances of common stock, $34.9 million of proceeds from a direct placement offering, $19.7 million of proceeds from the term loan, and $7.0 million of proceeds from stock option exercises and ESPP purchases.

Net cash provided by financing activities for the year ended December 31, 2019 was $28.6 million and was primarily due to the $27.4 million of proceeds from a direct placement offering, the $0.8 million of proceeds from the 2017 ATM Program, and the $0.4 million of proceeds from stock option exercises and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2020:

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Term loan (1)	$24,474	$4,244	$20,230	$—	$—
Operating leases for office space (2)	453	394	59	—	—
Operating lease for office equipment (3)	1	1	—	—	—
Capital lease for office equipment (4)	5	4	1	—	—
	$24,933	$4,643	$20,290	$—	$—

(1)	Amounts include the estimated interest under our Term loan based on the interest rates in effect as of December 31, 2020.
(2)

In September 2016, we entered into a new five-year operating lease for office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, we entered into a 62-month building lease for office space in New York, New York, which commenced on January 1, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. In February 2021, we extended the lease for a period of 18 months at $15,000 per month.

(3)	In February 2016, we entered into a five-year non-cancelable operating lease for office equipment. In January 2021, we extended the lease by 12 months.
(4)	In April 2018, we entered into a four-year non-cancelable lease for office equipment, which is accounted for as a capital lease. The leased asset is included in property, plant and equipment, at cost.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2020, we had federal and state tax net operating loss carryforwards of approximately $96.1 million and $41.0 million, respectively. The federal and state net operating loss carryforwards begin to expire at various dates starting in 2025. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017. At December 31, 2020, we had available income tax credits of approximately $5.3 million, with $3.3 million attributable to Federal R&D Credits and $2.0 million attributable to state R&D Credits, which are available to reduce future income taxes, if any. These income tax credits begin to expire in 2021.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $115.2 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds and short-term investments of $177.8 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of December 31, 2020, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” in our 2021 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in Proposal 2 in our 2021 Proxy Statement.

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

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 5, 2020).

10.1*	2007 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

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

10.13*

Form of Stock Unit Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 6, 2020).

10.14*	Form of Deferred Settlement Stock Unit Agreement under 2015 Omnibus Incentive Plan.

10.15*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.16*

Amended and Restated Executive Employment Agreement by and between the Company and Briggs W. Morrison, M.D., dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

10.17*

Amended and Restated Executive Employment Agreement by and between the Company and Michael A. Metzger, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

10.18*

Amended and Restated Executive Employment Agreement by and between the Company and Michael L. Meyers, M.D., Ph.D., dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

Exhibit No.	Description

10.19*

Executive Employment Agreement by and between the Company and Daphne Karydas, dated as of July 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 5, 2020).

10.20*

Non-employee Director Compensation Policy, as amended, dated as of February 12, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

10.21*

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

10.24

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

10.28†

Amendment No. 1 to Clinical Trial Agreement by and between the company and ECOG-ACRIN Cancer Research Group, dated as of January 30, 2015 (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.29†

Amendment No. 2 to Clinical Trial Agreement by and between the company and ECOG-ACRIN Cancer Research Group, dated as of July 31, 2015 (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.30†

Amendment No. 3 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

Exhibit No.	Description

10.31†

Amendment No. 4 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.32†

Amendment No. 5 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 20, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.33†

Amendment No. 6 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated as of April 25, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 15, 2016).

10.34†

Amendment No. 7 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.35†

Amendment No. 8 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated January 18, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.36†

Amendment No. 9 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated November 22, 2017 (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.37†

Amendment No. 10 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated October 15, 2018 (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 7, 2019).

10.38†

Amendment No. 11 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated July 1, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10. 39†

Amendment No. 12 to Clinical Trial Agreement by and between the Company and ECOG-ACRIN Cancer Research Group, dated May 12, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 6, 2020).

10.40†

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

10.42†

Amendment #1 to License, Development and Commercialization Agreement by and between the company and Kyowa Hakko Kirin Co., Ltd., dated September 18, 2015 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A (File No. 333-208861), as filed with the SEC on February 22, 2016).

10.43†

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

10.46†

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

10.49†

Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2019).

10.50

Exchange Agreement by and between the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P. and Biotechnology Value Trading Fund OS, L.P., dated June 18, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 20, 2018).

10.51

Loan and Security Agreement dated February 7, 2020 between Syndax Pharmaceuticals, Inc. and Hercules Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
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

SYNDAX PHARMACEUTICALS, INC.

Date: March 11, 2021	By:	/s/ Briggs W. Morrison, M.D.
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

Signature	Title	Date

/s/ Briggs W. Morrison, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
Briggs W. Morrison, M.D.

/s/ Daphne Karydas	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021
Daphne Karydas

/s/ Michael A. Metzger	Chief Operating Officer and Director	March 11, 2021
Michael A. Metzger

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 11, 2021
Dennis G. Podlesak

/s/ Pierre Legault	Director	March 11, 2021
Pierre Legault

/s/ Fabrice Egros, PharmD, Ph.D.	Director	March 11, 2021
Fabrice Egros, PharmD, Ph.D.

/s/ Keith A. Katkin	Director	March 11, 2021
Keith A. Katkin

/s/ Jennifer Jarrett	Director	March 11, 2021
Jennifer Jarrett

/s/ William Meury	Director	March 11, 2021
William Meury

Syndax Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2021

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$115,243	$24,609
Restricted cash	115	-
Short-term investments	177,822	35,166
Prepaid expenses and other current assets	5,684	2,556
Total current assets	298,864	62,331
Property and equipment, net	192	281
Right-of-use asset	290	716
Other assets	1,267	197
Total assets	$300,613	$63,525
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,508	$6,178
Accrued expenses and other current liabilities	11,246	10,195
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	316	478
Current portion of term loan	2,285	—
Total current liabilities	18,872	18,368
Long-term liabilities:
Deferred revenue, less current portion	11,617	13,133
Right-of-use liability, less current portion	101	419
Term loan, less current portion	17,834	—
Other long-term liabilities	1	5
Total long-term liabilities	29,553	13,557
Total liabilities	48,425	31,925
Commitments (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 47,881,223 and 27,140,484 shares outstanding at December 31, 2020 and December 31, 2019, respectively	5	3
Additional paid-in capital	820,815	527,067
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(568,628)	(495,470)
Total stockholders' equity	252,188	31,600
Total liabilities and stockholders' equity	$300,613	$63,525

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
License fees	$1,517	$1,517	$1,517
Total revenues	1,517	1,517	1,517
Operating expenses:
Research and development	50,435	42,994	60,106
General and administrative	22,505	16,062	17,287
Total operating expenses	72,940	59,056	77,393
Loss from operations	(71,423)	(57,539)	(75,876)
Other income (expense):
Interest expense	(2,357)	—	—
Interest income	841	1,571	1,942
Other (expense) income, net	(219)	(79)	(27)
Total other income (expense)	(1,735)	1,492	1,915
Net loss	$(73,158)	$(56,047)	$(73,961)
Net loss attributable to common stockholders	$(77,064)	$(56,047)	$(73,961)
Net loss per share attributable to common stockholders—basic and diluted	$(1.87)	$(1.84)	$(2.92)
Weighted-average common shares outstanding—basic and diluted	41,308,242	30,490,783	25,371,511

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(73,158)	$(56,047)	$(73,961)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net of tax	(4)	25	118
Comprehensive loss	$(73,162)	$(56,022)	$(73,843)

The accompanying notes are an integral part of these consolidated financial statement

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—January 1, 2018	24,390,033	$2	$470,571	$(143)	$(366,111)	$104,319
Proceeds from "At-the-market" offering, net of offering cost of $67	2,114,169	—	15,497	—	—	15,497
Proceeds from exercise of stock options	7,850	—	26	—	—	26
Stock issuance due to warrant exercise, cashless	299,215	—	—	—	—	—
Stock purchase under ESPP	24,684	—	—	—	—	—
Stock-based compensation expense	—	—	6,201	—	—	6,201
Unrealized gains on short-term investments	—	—	—	118	—	118
Employee withholdings ESPP	—	—	198	—	—	198
Cumulative effect adjustment of adoption ASU 2014-09	—	—	—	—	649	649
Retirement of common stock in exchange for common stock warrant	(2,000,000)	—	(16,780)	—	—	(16,780)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	16,780	—	—	16,780
Net loss	—	—	—	—	(73,961)	(73,961)
Balance—December 31, 2018	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Proceeds from "At-the-market" offering, net of $34 offering expense	140,819	—	830	—	—	830
Proceeds from direct offering, net of $1,571 in common stock warrants, $98 offering expenses	2,095,039	1	10,901	—	—	10,902
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Stock purchase under ESPP	42,818	—	—	—	—	—
Stock-based compensation expense	—	—	6,005	—	—	6,005
Unrealized gains on short-term investments	—	—	—	25	—	25
Employee withholdings ESPP	—	—	182	—	—	182
Proceeds from exercise of stock options	25,857	—	178	—	—	178
Net loss	—	—	—	—	(56,047)	(56,047)
Balance—December 31, 2019	27,140,484	3	$527,067	$—	$(495,470)	$31,600
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Proceeds from direct offering, net of $7,132 offering expenses	6,388,889	1	107,867	—	—	107,868
Proceeds from direct offering, net of $8,770 offering expenses	6,250,000	1	134,980	—	—	134,981
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Stock purchase under ESPP	33,706	—	—	—	—	—
Pre-funded warrant exercise	2,280,318	—	—	—	—	—
Stock-based compensation expense	—	—	9,057	—	—	9,057
Unrealized losses on short-term investments	—	—	—	(4)	—	(4)
Exercise of Series 1 and Series 2 warrants	1,995,941	—	—	—	—	—
Employee withholdings ESPP	—	—	345	—	—	345
Proceeds from exercise of stock options	755,166	—	6,633	—	—	6,633
Net loss	—	—	—	—	(73,158)	(73,158)
Balance—December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,158)	$(56,047)	$(73,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	92	78
Amortization and accretion of investments	(130)	(780)	(558)
Non-cash operating lease expense	426	359	—
Non-cash interest expense	389	—	—
Stock-based compensation	9,057	6,005	6,201
Other	1	—	11
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,314)	(52)	1,033
Accounts payable	(2,670)	4,739	(792)
Deferred revenue	(1,517)	(1,517)	(1,517)
Accrued expenses and other liabilities	567	(3,411)	974
Net cash used in operating activities	(71,260)	(50,612)	(68,531)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(187)
Purchases of short-term investments	(278,937)	(104,018)	(78,844)
Proceeds from sales and maturities of short-term investments	136,407	116,799	130,429
Net cash provided by (used in) investing activities	(142,530)	12,781	51,398
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offerings, net	242,849	—	—
Proceeds from issuance of common stock in at-the-market offering, net	—	830	15,497
Proceeds from issuance of common stock in direct placement offering, net	34,866	27,380	—
Proceeds from term loan agreement, net	19,730	—	—
Proceeds from Employee Stock Purchase Plan	345	182	198
Proceeds from exercise of stock options	6,633	178	26
Other	1	—	8
Net cash provided by financing activities	304,424	28,570	15,729
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	90,634	(9,261)	(1,404)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	24,724	33,985	35,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$115,358	$24,724	$33,985

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$115,243	$24,609	$33,769
Restricted cash included in current and noncurrent assets	115	115	216
Cash, cash equivalents and restricted cash	$115,358	$24,724	$33,985

Supplemental disclosures of cash flow information (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“the Company”) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. The Company has deprioritized the development of entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand its pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2020, should enable the Company to maintain its planned operations for at least twelve months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

With the global spread of the ongoing COVID-19 pandemic in 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, the corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and ability to execute on the strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of the Company’s late-stage product candidate; delays or problems in the supply of the Company’s products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing the Company’s intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

Short-Term Investments

Short-term investments include marketable securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. All investments in marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax in accumulated other comprehensive income, which is a component of stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.

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

Debt Issuance Cost

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement using the effective interest method. If the financing arrangement is cancelled or forfeited, or if the utility of the arrangement to the Company is otherwise compromised, these costs are recognized as interest expense immediately. The Company’s consolidated financial statements present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on issuance date. The Company did not have any material embedded derivatives that required bifurcation upon issuance or as of December 31, 2020.

Revenue Recognition

The Company has a license agreement with Kyowa Kirin Co., Ltd. (“KKC”), under which the Company granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea (the “KKC License Agreement”). The KKC License Agreement is discussed further in Note 4.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2020, the Company incurred no external costs related to cost-sharing collaborations. During the year ended December 31, 2019, the Company incurred $2.0 million in external costs related to cost-sharing collaborations, of which $1.0 million has been recorded as a reduction to research and development expense. During the year ended December 31, 2018, the Company incurred $4.7 million in external costs related to cost-sharing collaborations, of which $2.4 million has been recorded as a reduction to research and development expense.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 14) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated recently issued and adopted accounting pronouncements and has concluded that that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of December 31, 2020. Deferred revenue related to the KKC License Agreement was $13.1 million as of December 31, 2020 and will be recognized over the remainder of the contract term. The Company will continue to monitor the impact of the results of E2112 on the KKC License Agreement. As of the date of these financial statements the agreement remains in force.

5. Leases

Leases

The Company accounts for leases in accordance with ASC 842, Leases, and determines whether an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Lease agreements with lease and non-lease components are accounted for separately. For leases that do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company has elected to apply the short-term lease exemption. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. The remaining lease terms as of December 31, 2020 for the facility in Waltham, Massachusetts and New York, New York, were 14 months and 2 months, respectively. As of December 31, 2020, the consolidated balance sheet includes a $0.3 million operating lease ROU asset and a $0.4 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2020, the Company recorded approximately $425,000 in operating lease expense and made approximately $597,000 in lease payments.

In February 2021, the Company signed an 18-month extension to the lease for the New York office, with aggregate payments of $270,000, with a lease commencement date of March 1, 2021.

Future minimum lease payments under the Company’s operating leases, were as follows:

Maturity of lease liabilities	As of	As of
(in thousands)	December 31, 2020	December 31, 2019
2020	$—	$585
2021	394	394
2022	59	59
Thereafter	—	—
Total lease payments	$453	$1,038
Less: imputed interest	(36)	(141)
Total operating lease liability	$417	$897

Future minimum lease payments under the Company’s capital leases as of December 31, 2020 and 2019, were $5,000 and $9,000, respectively.

6. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for the three years ended December 31, 2020, 2019, and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator--basic and diluted:
Net loss	$(73,158)	$(56,047)	$(73,961)
Deemed dividend due to warrant reset	(3,906)	—	—
Net loss attributable to common stockholders--basic and diluted	$(77,064)	$(56,047)	$(73,961)
Net loss per share—basic and diluted	$(1.87)	$(1.84)	$(2.92)
Denominator—basic and diluted:
Weighted-average common shares used to compute net loss per share—basic and diluted	41,308,242	30,490,783	25,371,511

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2020	2019	2018
Options to purchase common stock	6,379,235	6,057,011	4,252,983
Restricted stock units (RSUs)	18,500	—	—
Common stock warrants	—	4,595,039	—
ESPP shares	16,382	15,223	29,736

As discussed in Note 12, in June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 pre-funded warrant shares. Further, in March 2019, the Company sold an additional 2,500,000 pre-funded warrant shares. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share. In January 2020, the Company sold 3,036,719 shares of common stock at a price of $8.00 per share and pre-funded warrants to purchase 1,338,287 shares of our common stock. During the year ended December 31, 2020, 2,280,335 pre-funded warrants were exchanged for shares of common stock in a cashless exercise. As of December 31, 2020, 3,557,952 pre-funded warrants were outstanding.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The amount was paid in 2020.

UCB Biopharma Sprl

In July 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as SNDX-6352 or axatilimab, an IND-ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company will be solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In July 2020, the Company achieved certain development and regulatory milestones. As a result, in July 2020, the Company recorded $2.0 million as research and development expense, which has been fully paid.

Eastern Cooperative Oncology Group

In March 2014, the Company entered into the “ECOG Agreement with Eastern Cooperative Oncology Group, a contracting entity for the Eastern Cooperative Oncology Group—American College of Radiology Imaging Network Cancer Research Group (“ECOG-ACRIN”), that describes the parties’ obligations with respect to the NCI-

sponsored pivotal Phase 3 clinical trial of entinostat. Under the terms of the ECOG Agreement, ECOG-ACRIN will perform this clinical trial in accordance with the clinical trial protocol and a mutually agreed scope of work. The Company will provide a fixed level of financial support for the clinical trial through an upfront payment of $0.7 million and a series of payments of up to $1.0 million each that are comprised of milestone payments through the completion of enrollment and time-based payments through the completion of patient monitoring post-enrollment. In addition, the Company is obligated to supply entinostat and placebo to ECOG-ACRIN for use in the clinical trial. From the second quarter of 2016 through the fourth quarter of 2018, the Company has entered into a number of amendments to the agreement to provide for additional study activities resulting in an increase of the contractual obligation of $5.3 million. The Company has agreed to provide this additional financial support to fund the additional activities required to ensure that the E2112 clinical trial will satisfy FDA registration requirements.

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of December 31, 2020, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its estimated remaining payment obligations under the agreement are approximately $3.2 million, which are estimated to be paid over a period of approximately one year. As of December 31, 2020, the Company has accrued $1.6 million related to the ECOG Agreement.

Data and inventions from the Phase 3 clinical trial are owned by ECOG-ACRIN. The Company has access to the data generated in the clinical trial, both directly from ECOG-ACRIN under the ECOG Agreement as well as from the NCI. Additionally, ECOG-ACRIN has granted the Company a non-exclusive royalty-free license to any inventions or discoveries that are derived from entinostat as a result of its use during the clinical trial, along with a first right to negotiate an exclusive license to any of these inventions or discoveries. Either party may terminate the ECOG Agreement in the event of an uncured material breach by the other party or if the U.S. Food and Drug Administration (“FDA”) or National Cancer Institute (“NCI”) withdraws the authorization to perform the clinical trial in the United States. The parties may jointly terminate the ECOG Agreement if the parties agree that safety-related issues support termination of the clinical trial. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient enrollment and the timing of various aspects of the clinical trial.  The Company determines accrual estimates through financial models,taking into account discussion with applicable personnel and ECOG-ACRIN as to the progress of consummation of the clinical trial or the services completed.

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

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Equipment	$256	$256
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	21	21
Office equipment under capital lease	13	13
Total property and equipment	591	591
Accumulated depreciation	(399)	(310)
Property and equipment, net	$192	$281

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

During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020, 2019 and 2018.

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Cash equivalents	$115,243	$110,246	$4,997	$—
Short-term investments	177,822	—	177,822	—
Total assets	$293,065	$110,246	$182,819	$—
December 31, 2019
Assets:
Cash equivalents	$24,609	$23,439	$1,170	$—
Short-term investments	35,166	—	35,166	—
Total assets	$59,775	$23,439	$36,336	$—

Cash equivalents of $110.2 million as of December 31, 2020 and $23.4 million as of December 31, 2019 consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $5.0 million as of December 31, 2020 and $1.2 million as of December 31, 2019 consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $177.8 million as of December 31, 2020 and $35.2 million as of December 31, 2019, consisted of commercial paper, highly rated corporate bonds, credit card asset back securities and US Treasuries and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date; and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of December 31, 2020, the remaining contractual maturities of the available-for-sale securities were less than 12 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2020. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Commercial paper	$154,176	$13	$(16)	$154,173
Corporate bonds	22,617	2	(3)	22,616
US treasury	6,030			6,030
	$182,823	$15	$(19)	$182,819
December 31, 2019
Commercial paper	$15,675	$5	$—	$15,680
Corporate bonds	18,361	—	(5)	$18,356
Asset back securities	2,300	—	—	2,300
	$36,336	$5	$(5)	$36,336

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Short-term deposits	$4,683	$1,297
Prepaid insurance	427	214
Other	317	347
Interest receivable on investments	175	116
Prepaid clinical supplies	58	166
Reimbursable costs	24	416
Total prepaid expenses and other current assets	$5,684	$2,556

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical costs	$7,132	$6,726
Accrued compensation and related costs	3,213	2,800
Accrued professional fees	373	403
Other	528	266
Total accrued expenses	$11,246	$10,195

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

In August 2019, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market (“ATM”) equity offerings (the “2019 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 (Registration No. 333-233564), which was declared effective on September 10, 2019. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. The Company pays Cowen up to 3% of the gross proceeds from any common stock sold through this sales agreement. In 2019, prior to the effectiveness of the 2019 ATM Program, the Company sold 140,819 shares of common stock under the 2017 ATM program for net proceeds of $0.8 million. No shares of common stock have been sold under the 2019 ATM program. In conjunction with the December 2020 offering, the 2019 ATM Program was cancelled.

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

In January 2020, the Company sold 3,036,719 shares of common stock, par value $0.0001 per share (“Common Stock”) and Pre-Funded Warrants to purchase 1,338,287 shares of common stock. The offering price for the securities was $8.00 per share or $7.9999 for each pre-funded warrant. As a result of this offering, the exercise price of Series 1 and Series 2 Warrants outstanding reset from $12.00 per share to $10.00 per share and from $18.00 per share to $13.00, respectively. Upon completion of the January 2020 offering, 5,838,287 pre-funded warrants were outstanding. In May 2020 and October 2020, a total of 2,280,335 pre-funded warrants were exercised through cashless exercise. As of December 31, 2020, 3,557,952 pre-funded warrants remain outstanding.

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

The Series Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Series Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. The Company valued the Series Warrants at issuance using the Black Scholes option pricing model and determined the fair value of the 4,595,039 Series Warrants at $3.4 million. The key inputs to the valuation model included the weighted average volatility of 89.1% and the weighted average expected term of 1.4 years. During 2020, holders of Series 1 warrants and Series 2 warrants exercised 4,595,039 Series Warrants in exchange for 1,995,941 shares of the Company’s common stock. As of December 31, 2020, all Series Warrants have been exercised.

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

In May 2020, the Company sold 6,388,889 shares of common stock, par value $0.0001 per share, at $18.00 per share, with net proceeds of approximately $107.9 million.

In December 2020, the Company sold 6,250,000 shares of common stock, par value $0.0001 per share, at $23.00 per share, with net proceeds of approximately $135.0 million.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2020
Common stock issuable under pre-funded warrants	3,557,952
Options to purchase common stock	6,974,018
Employee Stock Purchase Plan	1,073,288
Total	11,605,258

13. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2020, there were 576,283 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2021, the shares available for issuance under the 2015 Plan were increased to 2,491,531.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$2,400	$2,061	$1,910
General and administrative	6,657	3,944	4,291
Total	$9,057	$6,005	$6,201

Stock Options

As of December 31, 2020, there was $14.3 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSU’s granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.7 years. Stock compensation costs have not been capitalized by the Company. As of December 31, 2020, there was $0.4 million of unrecognized compensation cost related to performance-based options, and $13.9 million of unrecognized compensation expense related to service-based options.

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

In 2017, the Company granted 60,000 options with performance conditions, 13,333 of which have vested in 2019, and 6,667 of which were cancelled as of December 31, 2019. On January 1, 2021, the Company determined that a second performance had not been achieved. As a result of this, the Company cancelled 20,000 options. In the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately $9,000, $88,000 and $142,000, respectively, of stock compensation expense associated with these awards.

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

In the fourth quarter of 2020 one of the performance milestones was achieved and of the associated 194,331 stock options, 64,777 stock options vested. The remaining options will vest in 2021 and 2022. The Company recorded approximately $207,000 and $181,000 of stock compensation expense associated with these awards for the years ended December 31, 2020 and 2019, respectively. For the remaining milestones, achievement of the performance conditions was not met. Therefore no expense has been recognized related to these awards for the year ended December 31, 2020, and 388,669 options were cancelled in 2020.

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

	Years Ended December 31,
	2020	2019	2018
Expected term (in years)	5.97	5.97	5.90
Volatility rate	81.59%	76.95%	76.28%
Risk-free interest rate	1.20%	2.29%	2.69%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2020	6,057,011	$8.50	7.2	$6,306
Granted	1,635,125	$11.91
Exercised	(755,166)	$8.78
Canceled, forfeited or expired	(557,735)	$7.82
Outstanding—December 31, 2020	6,379,235	$9.40	7.1	$81,940
Exercisable—December 31, 2020	4,016,424	$8.84	6.2	$53,828
Options vested, exercisable or expected to vest—December 31, 2020	6,352,568	$9.39	7.1	$81,668

The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $7.88, $4.81, and $6.17 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 755,166 options exercised for the year ended December 31, 2020, resulting in total proceeds of $6.6 million; 25,857 options exercised for the year ended December 31, 2019, resulting in total proceeds of $178,000; and 7,850 options exercised for the year ended December 31, 2018, resulting in total proceeds of $26,000. The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $7.1 million, $9,000, and $0.1 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 18,500 shares of the Company’s restricted stock units. The shares are scheduled to vest in equal annual tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares totaled $194,000 at the grant date, representing a weighted-average grant date fair value per share of $10.48.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in February 2016 and became effective upon the closing of the IPO on March 8, 2016. The ESPP authorizes the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The Company issued 33,706 and 42,818 shares during 2020 and 2019, respectively. On January 1, 2021, the shares of common stock reserved for issuance under the ESPP was increased to 1,323,288. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods. Purchases under the ESPP are effected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2020, 2019 and 2018 the Company recorded stock-based compensation expense related to the ESPP of $203,000, $113,000 and $132,000 respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2020, 2019 and 2018, the Company made $250,000, $119,000 and $126,000 contributions to the plan, respectively.

14. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). The Company elected not to draw the additional term of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of December 31, 2020, the Company’s interest rate under the Loan Agreement was 9.85%.

The Company is obligated to make monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt and will pay a $50,000 facility charge in connection with the Tranche 2 Advance. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that has applied since October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. As of December 31, 2020, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was waived. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

During the year ended December 31, 2020, the Company recognized $2.2 million of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of December 31, 2020, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
2021	$2,285
2022	9,727
2023	7,988
Total principal outstanding	20,000
Amortized final fee	306
Unamortized debt issuance costs	(187)
Total	20,119
Term loan, current portion	2,285
Term loan, less current portion	$17,834

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

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2020	2019	2018
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.8%	2.1%	2.2%
General business credit carryovers	0.9%	0.9%	0.8%
Non-deductible expenses	0.0%	-0.8%	-0.4%
Change in valuation allowance	-23.7%	-22.8%	-23.4%
Other	0.0%	-0.4%	-0.2%
	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$22,794	$16,410
Research and development credits	4,856	4,156
Capitalized start-up and other costs	28,854	25,716
Capitalized research and development costs	35,632	29,736
Deferred revenue	2,989	3,334
Equity based compensation	5,117	4,211
Accruals	1,657	828
Other temporary differences	29	25
Deferred tax assets before valuation allowance	101,928	84,416
Valuation allowances	(101,928)	(84,416)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $17.5 million and $12.8 million in 2020 and 2019, respectively, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards and capitalized research and development costs.

As of December 31, 2020, the Company had approximately $96.1 million and $41.0 million in federal and state Net Operating Losses (“NOLs”), respectively, which begin to expire at various dates starting in 2024. As of December 31, 2020, the Company had federal and state research credits of $3.3 million and $2.0 million, respectively, which begin to expire in 2022.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards or tax credits which could be used annually to offset future taxable income. The Company completed an analysis through December 31, 2020 and determined that on March 30, 2007, August 21, 2015 and May 4, 2020 ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, its ability to use its pre-change NOLs or tax credits to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted on March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of the both Acts and has determined that any impact is not material to its financial statements.

As of December 31, 2020, and 2019, the Company had uncertain tax positions of $0.2 million related to research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2020 and 2019. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2020, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefit--beginning of year	$163	$163	$163
Decreases related to prior period positions	—	—	—
Unrecognized tax benefit--end of year	$163	$163	$163

The Company files tax returns in the United States, Massachusetts, California, New Jersey, New York, Rhode Island and Pennsylvania. All tax years since inception (October 11, 2005) remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,631	$—	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance costs included in accounts payable and accrued expenses	$43	$—	$—

The adoption of ASC 842, “Leases”, resulted in the recording of a lease asset and a lease liability of approximately $1.3 million as of January 1, 2019.

18. Related-Party Transactions

The Company’s chief executive officer and member of the board of directors is also an Executive Partner at MPM Asset Management, LLC, which holds an investment in the Company’s common stock.

19. Quarterly financial information (unaudited)

The following table contains quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	2020
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$379	$379	$379	$380
Operating expenses:
Research and development	9,562	10,943	14,408	15,522
General and administrative	5,917	6,046	5,824	4,718
Total expenses	15,479	16,989	20,232	20,240
Loss from operations	(15,100)	(16,610)	(19,853)	(19,860)
Other income	(136)	(452)	(584)	(563)
Net loss	$(15,236)	$(17,062)	$(20,437)	$(20,423)
Net loss per share attributable to common stockholders	$(19,142)	$(17,062)	$(20,437)	$(20,423)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.42)	$(0.46)	$(0.44)
Weighted-average shares--basic and diluted	34,328,640	40,609,205	44,156,808	46,054,850

	Three Months Ended
	2019
In thousands, except per share data	March 31	June 30	September 30	December 31
License fees	$379	$379	$379	$380
Operating expenses:
Research and development	11,279	12,290	9,923	9,502
General and administrative	3,911	3,463	3,605	5,083
Total expenses	15,190	15,753	13,528	14,585
Loss from operations	(14,811)	(15,374)	(13,149)	(14,205)
Other income	509	458	320	205
Net loss	$(14,302)	$(14,916)	$(12,829)	$(14,000)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(0.47)	$(0.41)	$(0.44)
Weighted-average shares--basic and diluted	27,023,466	31,605,279	31,630,639	31,640,484