Form 10-K/A
period 2020-12-31
Syndax Pharmaceuticals Inc
filed 2021-04-30
CIK 1395937

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

Explanatory Note

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2020 of Syndax Pharmaceuticals, Inc. (the “Company”) filed with the Securities and Exchange Commission on March 12, 2021 (the “Form 10-K”) is to amend the certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the original filing.

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

10.14*

Form of Deferred Settlement Stock Unit Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 12, 2021).

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

23.1

Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 12, 2021).

24.1

Power of Attorney (included on the signature page to this report) (incorporated herein by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 12, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 12, 2021).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
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

SYNDAX PHARMACEUTICALS, INC.

Date: April 30, 2021	By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Briggs W. Morrison, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2021
Briggs W. Morrison, M.D.

/s/ Daphne Karydas	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2021
Daphne Karydas

*	Chief Operating Officer and Director	April 30, 2021
Michael A. Metzger

*	Chairman of the Board of Directors	April 30, 2021
Dennis G. Podlesak

*	Director	April 30, 2021
Pierre Legault

*	Director	April 30, 2021
Fabrice Egros, PharmD, Ph.D.

*	Director	April 30, 2021
Keith A. Katkin

*	Director	April 30, 2021
Jennifer Jarrett

*	Director	April 30, 2021
William Meury

*By:	/s/ Luke J. Albrecht
Luke J. Albrecht
Attorney-in-Fact