Form 10-Q
period 2021-03-31
Syndax Pharmaceuticals Inc
filed 2021-05-11
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, there were 48,248,559 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

•	the timing of the progress and receipt of data from the expansion cohort from the Phase 1/2 clinical trial of axatilimab in chronic Graft Versus Host Disease (cGVHD);
•	the timing of the progress and receipt of data from the pivotal Phase 2 trial, AGAVE-201, of axatilimab in cGVHD;
•	our ability to replicate results in future clinical trials;
•

our expectations regarding the potential safety, efficacy or clinical utility of our product candidates as well as the potential use of our product candidates to treat various cancer indications and fibrotic diseases;

•	our ability to obtain and maintain regulatory approval for our product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
•

our ability to maintain our licenses with Bayer Pharma AG, Eddingpharm Investment Company Limited, Kyowa Kirin Co., Ltd., UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc;

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

SUMMARY OF SELECTED RISKS

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

•	Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.
•	Our strategy for developing axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a sufficient clinical benefit for patients.
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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$64,386	$115,243
Restricted cash	—	115
Short-term investments	206,949	177,822
Prepaid expenses and other current assets	7,612	5,684
Total current assets	278,947	298,864
Property and equipment, net	176	192
Right-of-use asset, net	434	290
Other assets	115	1,267
Total assets	$279,672	$300,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,529	$3,508
Accrued expenses and other current liabilities	11,414	11,246
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	476	316
Current portion of term loan	4,632	2,285
Total current liabilities	24,568	18,872
Long-term liabilities:
Deferred revenue, less current portion	11,237	11,617
Right-of-use liability, less current portion	60	101
Loan payable	15,602	17,834
Other long-term liabilities	—	1
Total long-term liabilities	26,899	29,553
Total liabilities	51,467	48,425
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,248,559 and 47,881,223 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	824,542	820,815
Accumulated other comprehensive income (loss)	9	(4)
Accumulated deficit	(596,351)	(568,628)
Total stockholders’ equity	228,205	252,188
Total liabilities and stockholders’ equity	$279,672	$300,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
License fees	$379	$379
Total revenues	379	379
Operating expenses:
Research and development	21,870	9,562
General and administrative	5,672	5,917
Total operating expenses	27,542	15,479
Loss from operations	(27,163)	(15,100)
Other expense, net:
Interest expense	(623)	(449)
Interest income	120	333
Other (expense) income	(57)	(20)
Total other (expense) income	(560)	(136)
Net loss	$(27,723)	$(15,236)
Other comprehensive income:
Unrealized gain on marketable securities	$13	$48
Comprehensive loss	$(27,710)	$(15,188)
Net loss attributable to common stockholders	$(27,723)	$(19,142)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.56)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	51,499,831	34,328,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,723)	$(15,236)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	16	23
Amortization and accretion of investments	113	(110)
Non-cash operating lease expense	101	108
Non-cash interest expense	114	62
Stock-based compensation	2,767	1,829
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(660)	(2,530)
Accounts payable	3,021	2,820
Deferred revenue	(379)	(379)
Accrued expenses and other liabilities	41	(2,512)
Net cash used in operating activities	(22,589)	(15,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(66,728)	(34,938)
Proceeds from sales and maturities of short-term investments	37,500	15,885
Net cash used in investing activities	(29,228)	(19,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct stock offering, net	—	34,866
Proceeds from debt agreement, net	—	19,730
Proceeds from Employee Stock Purchase Plan	79	64
Proceeds from stock option exercises	881	338
Net cash provided by financing activities	960	54,998
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50,857)	20,020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	115,358	24,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$64,501	$44,744
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$493	$126
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance costs debt included in accounts payable and accrued expenses	—	$82

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2021. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of March 31, 2021. Deferred revenue related to the KKC License Agreement was $12.8 million as of March 31, 2021 and will be recognized over the remainder of the contract term. For the three months ended March 31, 2021 and 2020, the Company recognized $0.4 million, respectively, as revenue.

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

	Three Months Ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(27,723)	$(15,236)
Deemed dividend due to warrant reset	—	(3,906)
Net loss attributable to common stockholders—basic and diluted	$(27,723)	$(19,142)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.56)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	51,499,831	34,328,640

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2021	2020
Options to purchase common stock	7,404,823	6,897,802
Warrants to purchase common stock	—	4,595,039
Employee Stock Purchase Plan	8,214	24,214
Non-vested restricted stock units (RSUs)	124,083	15,000

In June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 warrants. Further, as discussed in Note 12, in March 2019, the Company sold 2,095,039 shares of common stock as well as 2,500,000 pre-funded warrants and 4,595,039 Series 1 and Series 2 warrants. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. In January 2020, the Company sold 3,036,719 shares of common stock as well as 1,338,287 pre-funded warrants. The warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share. All Series 1 and Series 2 warrants were exercised in 2020.

During the first quarter of 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise. As of March 31, 2021, 3,307,952 pre-funded warrants were outstanding.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “AbbVie License Agreement”) with Vitae Pharmaceuticals, Inc., which is now a subsidiary of AbbVie, Inc. (“AbbVie”), under which AbbVie granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of Menin with the Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to AbbVie in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay AbbVie up to $99.0 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the AbbVie License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the AbbVie License Agreement at will at any time upon advance written notice to AbbVie. AbbVie may terminate the AbbVie License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the AbbVie License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. As of the date of the AbbVie License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones. As a result, in June 2019, the Company recorded $4.0 million as research and development expense. The amount was paid in 2020.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In July 2020, the Company achieved certain development and regulatory milestones. As a result, in July 2020, the Company recorded $2.0 million as research and development expense, which has been fully paid. In March 2021, the Company recorded $2.0 million as research and development expense for the achievement of a certain development milestone. This amount was recorded in accounts payable as of March 31, 2021.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of March 31, 2021, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its remaining payment obligations are approximately $3.2 million, which are estimated to be paid over a period of approximately one year. As of March 31, 2021, the Company has accrued $2.3 million related to the ECOG Agreement.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2021
Assets:
Cash and cash equivalents	$64,386	$64,386	$—	$—
Short-term investments	206,949	—	206,949	—
Total assets	$271,335	$64,386	$206,949	$—
December 31, 2020
Assets:
Cash and cash equivalents	$115,243	$110,246	$4,997	$—
Short-term investments	177,822	—	177,822	—
Total assets	$293,065	$110,246	$182,819	$—

Cash and cash equivalents of $64.4 million and $110.2 million as of March 31, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $5.0 million as of December 31, 2020, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $206.9 million and  $177.8 million as of March 31, 2021 and December 31, 2020, respectively, consisted of commercial paper, highly rated corporate bonds and asset backed securities and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of March 31, 2021, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2021 and 2020. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2021, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2021
Commercial paper	$160,222	$19	$(5)	$160,236
Corporate bonds	21,226	—	(8)	21,218
US Treasury	25,492	4	(1)	25,495
	$206,940	$23	$(14)	$206,949
December 31, 2020
Commercial paper	$154,176	$13	$(16)	$154,173
Corporate bonds	22,617	2	(3)	22,616
US Treasury	6,030	—	—	6,030
	$182,823	$15	$(19)	$182,819

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Short-term deposits	$4,840	$4,683
Prepaid insurance	2,052	427
Interest receivable on investments	279	175
Prepaid subscriptions	256	203
Prepaid clinical supplies	58	58
Reimbursable costs	6	24
Other	121	114
Total prepaid expenses and other current assets	$7,612	$5,684

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Accrued clinical costs	$8,997	$7,132
Accrued compensation and related costs	1,579	3,213
Accrued professional fees	471	373
Accrued interest payable	170	170
Other	197	358
Total accrued expenses and other current liabilities	$11,414	$11,246

10. Stock-Based Compensation

In January 2021, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 1,915,248 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2021, the total number of shares of common stock available for issuance under the 2015 Plan was 1,259,406. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$903	$532
General and administrative	1,864	1,297
Total	$2,767	$1,829

Compensation expense by type of award in the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Stock options	$2,346	$1,793
Restricted Stock Units	380	—
Employee Stock Purchase Plan	41	36
Total	$2,767	$1,829

During the three months ended March 31, 2021, the Company granted 1,202,200 stock options to certain executives and employees having service-based vesting conditions. The grant date fair value of the options granted in the three months ended March 31, 2021, was $18.3 million, or $15.25 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of four years.

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

In the fourth quarter of 2020 one of the performance milestones was achieved and of the associated 194,331 stock options, 64,777 stock options vested. The remaining options will vest in the fourth quarter of 2021 and 2022. The Company recorded approximately $64,000 and $50,000 of stock compensation expense associated with these awards for the three months ended March 31, 2021, and 2020, respectively. For the remaining milestones, the performance conditions were not met. Therefore, no expense has been recognized related to these awards for the three months ended March 31, 2021, and 388,669 options were cancelled in 2020.

During the three months ended March 31, 2021, 100,954 options were exercised for cash proceeds of approximately $881,000 and 51,034 options were exercised for cash proceeds of approximately $338,000 in the three months ended March 31,2020.

As of March 31, 2021, there was $31.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 3.08 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

During the three months ended March 31, 2021, the Company granted 109,333 shares of the Company’s restricted stock units. The shares are scheduled to vest in equal annual tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares totaled $2.3 million at the grant date, representing a weighted-average grant date fair value per share of $21.36. As of March 31, 2021, 124,083 restricted stock units were unvested and outstanding with a weighted average exercise price of $20.10.

11. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). The Company elected not to draw the additional term of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of March 31, 2021, the Company’s interest rate under the Loan Agreement was 9.85%.

The Company is obligated to make monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. As of March 31, 2021, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was deferred. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.6 million and $0.4 million, respectively, of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of March 31, 2021, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2021	$2,285
2022	9,727
2023	7,988
Total principal outstanding	20,000
Amortized final fee	396
Unamortized debt issuance costs	(162)
Total	20,234
Term loan, current portion	4,632
Term loan, less current portion	$15,602

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments	—	—	—	13	—	13
Prefunded warrant exchange	250,000	—	—	—	—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise of stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—		48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the first quarter, the Company sold no additional shares of common stock under the 2021 ATM Program.

In August 2019, the Company entered into a sales agreement with Cowen under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2019 ATM Program”). In conjunction with the December 2020 offering, the 2019 ATM Program was cancelled.

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

The Series Warrants were immediately exercisable. Each Series 1 Warrant had an initial exercise price of $12.00 per share of common stock and each Series 2 Warrant had an initial exercise price of $18.00 per share of common stock, in each case subject to certain adjustments. The Series Warrants were to expire on the earlier of (i) 90 days following the Company’s confirmation to holders of the Company’s release of positive data confirming the achievement of the specified primary endpoint of overall survival benefit in the E2112 clinical trial in breast cancer patients, or (ii) December 31, 2020. All Series 1 and Series 2 warrants were exercised in 2020.

The pre-funded warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 9.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 19.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

March 31, 2021
Common stock issuable under pre-funded warrants	3,307,952
Options to purchase common stock	1,259,406
Employee Stock Purchase Plan	1,298,692

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 12, 2021.

Company Overview

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2021 and 2020, we reported a net loss of $27.7 million and $15.2 million, respectively. We reported a net loss attributable to stockholders of $27.7 million and $19.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $596.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2021, we had cash, cash equivalents and short-term investments of $271.3 million.

We continue to monitor our daily operations and program timelines during the evolving coronavirus 2019 (COVID-19) pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance.  COVID-19 has not impacted our financial guidance or changed our timelines for clinical data in 2020, to date.

Clinical Developments

SNDX-5613

We announced new data from the ongoing Phase 1 dose escalation portion of the Phase 1/2 AUGMENT-101 trial of SNDX-5613, a highly selective oral menin inhibitor, in patients with mixed lineage leukemia rearranged (MLLr) and nucleophosmin (NPM1c) mutant relapsed/refractory (R/R) acute leukemias. The new data reported, which were obtained following the recent April 20, 2021 data presentation, showed two prior responders have improved from CRp to CR with no evidence of minimal residual disease (MRD-). With the addition of these two patients, a total of 7/31 patients (23%) have achieved CR/CRh.

We previously announced positive data from the Phase 1 portion of the AUGMENT-101 trial in April 2021. As of the data cutoff date, the overall response rate (ORR) among evaluable patients was 48% (n=15), with 67% (n=10) of these responders achieving MRD- status, and four proceeding to receive stem cell transplant. The ORR in evaluable patients harboring an MLL-rearrangement (n=24), was 54% (n=13), and in evaluable patients harboring an NPM1c mutation (n=7), was 29% (n=2).  Across all patients enrolled in the trial as of the data cutoff date (n=43), SNDX-5613 was generally well-tolerated, with no discontinuations due to treatment-related adverse events observed in heavily pretreated patients.

We remain on track to initiate our pivotal Phase 2 portion of the trial this quarter.

Axatilimab

Enrollment is now complete in the Phase 2 expansion portion of the Phase 1/2 trial of axatilimab, our anti-CSF-1R monoclonal antibody, in patients with cGVHD. We anticipate reporting updated results later this year for 40 patients including the 17 in the Phase 1 portion and 23 from the Phase 2 expansion portion, which evaluated 1 mg/kg of axatilimab every two weeks. We reported preliminary data from the Phase 1 portion of the trial, as an oral presentation at the American Society of Hematology Annual Meeting in December 2020, which highlighted the tolerability and high response rate of axatilimab in cGVHD patients refractory to multiple therapeutic agents.

The pivotal Phase 2 AGAVE-201 trial of axatilimab in patients with cGVHD is ongoing, with topline data expected in 2023. The trial will evaluate the safety and efficacy of three doses and schedules of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score.

We previously announced that the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to axatilimab for the treatment of patients with cGVHD and idiopathic pulmonary fibrosis.

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

Clinical Development

With respect to clinical development, we have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have, and may continue to experience, disruptions and/or delays in our ability to initiate trial sites and enroll and assess patients. As the COVID-19 pandemic continues, we anticipate an ongoing slight impact on our ability to maintain patient enrollment in the AUGMENT-101 and AGAVE trials. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of March 31, 2021 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three months ended March 31, 2021 and 2020 have been solely derived from our license, development and commercialization agreement with

Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace. From inception through March 31, 2021, we have incurred $327.1 million in research and development expenses.

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

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short-term investment balances.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	21,870	9,562	12,308	129%
General and administrative	5,672	5,917	(245)	-4%
Total operating expenses	27,542	15,479	12,063	78%
Loss from operations	(27,163)	(15,100)	12,063	80%
Other expense, net:
Interest expense	(623)	(449)	(174)	39%
Interest income	120	333	(213)	-64%
Other expense, net	(57)	(20)	(37)	185%
Total other expense, net	(560)	(136)	(424)	312%
Net loss	$(27,723)	$(15,236)	$12,487	82%

License Fees

For the three months ended March 31, 2021 and 2020, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended March 31, 2021, our total research and development expenses increased $12.3 million, or 129%, to $21.9 million from $9.6 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increases in clinical activities of $11.2 million, an increase in employee related expenses of $0.9 million, and increase in professional fees and other expenses of $0.2 million. The increase in clinical expenses was due to SNDX-6352 batch production of $2.7 million, increased clinical study activity related to SNDX-6352 of $2.4 million, increased clinical study activities related to SNDX-5613 of $2.0 million, and in SNDX-5613 CMC activities of $2.1 million. We also recognized a $2.0 million expense upon the achievement of a certain milestone in connection with the SNDX-6352 program. The increase in employee-related expenses is primarily due to an increase in headcount as well as a general year over year increase in salary. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
External research and development expenses	$17,605	$6,146	$11,459	186%
Internal research and development expenses	4,265	3,416	849	25%
Total research and development expenses	$21,870	$9,562	$12,308	129%

General and Administrative

For the three months ended March 31, 2021, our total general and administrative expenses decreased $0.2 million, or 4%, to $5.7 million from $5.9 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased pre-commercialization activities of $0.7 million partially offset by increased employee expenses of $0.5 million.

Interest expense

For the three months ended March 31, 2021, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended March 31, 2021, interest income decreased from the comparable period in the prior year primarily due lower interest rates partially offset by an increased average balance on cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had cash, cash equivalents and short-term investments totaling $271.3 million. Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In December 2020, we sold 6,250,000 shares of common stock at a price per share of $23.00 for net proceeds of approximately $135.0 million.

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

In March 2019, we issued to certain investors an aggregate of 2,095,039 shares of our common stock and 2,500,000 pre-funded warrants to purchase shares of our common stock, at a price of $6.00 per share of common stock and $5.9999 for each pre-funded warrant. We sold the shares of common stock and pre-funded warrants together with two series of warrants, Series 1 warrants and Series 2 warrants, to purchase an aggregate of 4,595,039 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. Each Series 1 warrant had an initial exercise price of $12.00 per share of common stock and each Series 2 warrant had an initial exercise price of $18.00 per share of common stock, in each case subject to certain downward adjustments. As a result of the January 2020 offering, the initial exercise price of the Series 1 warrants was reduced to $10.00 per share and the initial exercise price of the Series 2 warrants was reduced to $13.00 per share. All Series 1 and Series 2 warrants were exercised by December 31, 2020.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. We did not request the available additional borrowings by the due date. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of March 31, 2021, was 3.25%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 11 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a new sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary.

In August 2019, we entered into a sales agreement with Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $50.0 million from time to time pursuant to the ATM program, or the 2019 ATM Program. In the fourth quarter of 2020, the 2019 ATM Program was cancelled in connection with the public offering in December 2020.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of March 31, 2021, we had an accumulated deficit of $596.4 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(22,589)	$(15,925)
Net cash used in investing activities	(29,228)	(19,053)
Net cash provided by financing activities	960	54,998
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50,857)	$20,020

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $22.6 million and primarily consisted of our net loss of $27.7 million adjusted for non-cash items, including stock-based compensation of $2.8 million, a net increase in operating assets and liabilities of $2.0 million, an investment amortization of $0.2 million, and non-cash interest expense associated with the term loan of $0.1 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and CMC expenses. The net increase in operating assets and liabilities primarily consisted of increased accounts payable of $3.0 million, offset by decreased prepayments and deposits of $0.6 million, and decreased deferred revenue of $0.4 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021, was $29.2 million and was primarily due to the purchase of $66.7 million of available-for-sale marketable securities offset by $37.5 million in proceeds from the maturities of available-for-sale marketable securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021, of $1.0 million was primarily due to the proceeds from stock option exercises of $0.9 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2020, of $55.0 million was primarily due to the proceeds from our direct placement, net of fees, of $34.9 million, proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $0.3 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 12, 2021.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $64.4 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $206.9 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of March 31, 2021, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2021, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

The ongoing COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States and other countries worldwide, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for our employees. The effects of executive orders may disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

While COVID-19 has not yet had a material impact on our business operations, quarantines and various government orders related to COVID-19 may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to continue our clinical trial operations.

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced minor delays in clinical site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

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

The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process, including the impact to expected site initiation, enrollment and participation in our clinical trials;

•

significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	timely completion of the Phase 1/2 clinical trial of SNDX-5613 in patients with relapsed/refractory MLLr and NPM1c acute leukemia;
•	timely completion of the pivotal Phase 2 clinical trial of axatilimab in patients with chronic Graft Versus Host Disease, or cGVHD;
•	timely completion of any future clinical trials of SNDX-5613 and axatilimab as well as the potential use of our product candidates to treat various cancer indications and fibrotic diseases;
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

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NMP1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL-r interaction, such as SNDX-5613, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in relapsed/refractory patients with MLL-r and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion will evaluate efficacy of SNDX-5613 across three expansion cohorts enrolling pediatric and adult patients with MLL-r acute lymphoblastic leukemia, or ALL, MLL-r acute myeloid leukemia, or AML, and NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients.

Our strategy for developing axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. Our approach is to conduct a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who have failed at least two prior lines of therapy. While we believe that we have established sufficient efficacy to warrant continued development in this indication, we have not yet sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in April 2021, we announced interim data from our Phase 1/2 clinical trial of SNDX-5613. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation, including the BBA, has extended the 2% reduction to 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional congressional action is taken. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on

November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation, administrative or executive action. We expect that the Affordable Care Act, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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
•

there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liabilities.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, also imposes obligations on covered entities, including certain health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufacturers to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled substantially all our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

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

For the quarter ended March 31, 2021, we reported a net loss attributable to stockholders of $27.7 million. As of March 31, 2021, we had an accumulated deficit of $596.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of March 31, 2021, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

The portfolio that we licensed from Vitae Pharmaceuticals, which is now a subsidiary of AbbVie Inc. (“AbbVie”), includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are actually granted.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell SNDX-5613. Subject to the achievement of certain milestone events, we may be required to pay Vitae, which is now a subsidiary of AbbVie, up to $99 million in one-time development and regulatory milestone payments over the term of the AbbVie license agreement. In the event that we or any of our affiliates or sublicensees commercializes SNDX-5613, we will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. In June 2019, we achieved certain development and regulatory milestones. As a result, in June 2019, we recorded $4.0 million as research and development expense. The amount was paid in 2020.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. In December 2020, we completed a public offering in which we sold 6,250,000 shares of our common stock at a price per share of $23.00 with net proceeds of approximately $135.0 million. Further, in May 2020, we sold 6,388,889 shares of our common stock at a price per share of $18.00 with net proceeds of approximately $107.9 million. In January 2020, we sold 3,036,719 shares of our common stock at a price per share of $8.00 and pre-funded warrants to purchase 1,338,287 shares of our common stock for net proceeds of approximately $34.9 million. Upon the completion of the January 2020 offering, we had 5,838,287 pre-funded warrant shares outstanding. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. All Series 1 warrants and Series 2 warrants were exercised prior to the December 31, 2020 expiration date. As of March 31, 2021, we had 3,307,952 pre-funded warrants outstanding.

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

As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 29.2% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 11, 2021

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daphne Karydas
Daphne Karydas
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)