Form 10-Q
period 2021-06-30
Syndax Pharmaceuticals Inc
filed 2021-08-09
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, there were 48,627,611 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$68,041	$115,243
Restricted cash	115	115
Short-term investments	185,091	177,822
Prepaid expenses and other current assets	9,308	5,684
Total current assets	262,555	298,864
Property and equipment, net	166	192
Right-of-use asset, net	338	290
Other assets	—	1,267
Total assets	$263,059	$300,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,624	$3,508
Accrued expenses and other current liabilities	11,724	11,246
Current portion of deferred revenue	1,517	1,517
Current portion of right-of-use liability	397	316
Current portion of term loan	7,030	2,285
Total current liabilities	24,292	18,872
Long-term liabilities:
Deferred revenue, less current portion	10,859	11,617
Right-of-use liability, less current portion	22	101
Term loan, less current portion	13,323	17,834
Other long-term liabilities	—	1
Total long-term liabilities	24,204	29,553
Total liabilities	48,496	48,425
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,616,628 and 47,881,223 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	833,802	820,815
Accumulated other comprehensive income (loss)	17	(4)
Accumulated deficit	(619,261)	(568,628)
Total stockholders’ equity	214,563	252,188
Total liabilities and stockholders’ equity	$263,059	$300,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License fees	$379	$379	$758	$758
Total revenues	379	379	758	758
Operating expenses:
Research and development	16,871	10,943	38,742	20,505
General and administrative	5,842	6,046	11,513	11,963
Total operating expenses	22,713	16,989	50,255	32,468
Loss from operations	(22,334)	(16,610)	(49,497)	(31,710)
Other (expense) income:
Interest expense	(634)	(638)	(1,258)	(1,087)
Interest income	108	225	229	558
Other (expense) income, net	(50)	(39)	(107)	(59)
Total other (expense) income	(576)	(452)	(1,136)	(588)
Net loss	$(22,910)	$(17,062)	$(50,633)	$(32,298)
Other comprehensive loss:
Unrealized gain on marketable securities	$8	$69	$21	$117
Comprehensive loss	$(22,902)	$(16,993)	$(50,612)	$(32,181)
Net loss attributable to common stockholders	$(22,910)	$(17,062)	$(50,633)	$(36,204)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.42)	$(0.98)	$(0.97)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	51,603,286	40,609,205	51,551,844	37,468,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,633)	$(32,298)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	25	45
Amortization and accretion of investments	300	(193)
Non-cash operating lease expense	197	214
Non-cash interest expense	234	166
Stock-based compensation	6,007	3,959
Other	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,357)	(2,384)
Accounts payable	116	(4,346)
Deferred revenue	(758)	(758)
Accrued expenses and other liabilities	235	(1,736)
Net cash used in operating activities	(46,634)	(37,332)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(126,548)	(131,125)
Proceeds from sales and maturities of short-term investments	119,000	33,460
Net cash used in investing activities	(7,548)	(97,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	5,131	—
Proceeds from direct stock offering, net	—	142,767
Proceeds from debt agreement, net	—	19,730
Proceeds from Employee Stock Purchase Plan	143	149
Proceeds from stock option exercises	1,706	1,353
Net cash provided by financing activities	6,980	163,999
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47,202)	29,002
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	115,358	24,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$68,156	$53,726
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$996	$629

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, and the results of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.

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

Significant Risks and Uncertainties

We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  We anticipate that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of our clinical programs.  The extent to which the COVID-19 pandemic impacts our business, our clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, the slow rollout of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines and the effectiveness of other actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of June 30, 2021. Deferred revenue related to the KKC License Agreement was $12.4 million as of June 30, 2021 and will be recognized over the remainder of the contract term. The Company will continue to monitor the impact of the results of E2112 on the KKC License Agreement. For the three and six months ended June 30, 2021 and 2020, the Company recognized $0.4 million and $0.8 million, respectively, as revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(22,910)	$(17,062)	$(50,633)	$(32,298)
Deemed dividend due to warrant reset	—	—	—	(3,906)
Net loss attributable to common stockholders—basic and diluted	$(22,910)	$(17,062)	$(50,633)	$(36,204)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.42)	$(0.98)	$(0.97)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	51,603,286	40,609,205	51,551,844	37,468,922

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2021	2020
Options to purchase common stock	7,406,760	6,857,741
Warrants to purchase common stock	—	1,105,908
Employee Stock Purchase Plan	8,214	24,214
Non-vested restricted stock units (RSUs)	124,083	15,000

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

During the first quarter of 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise. As of June 30, 2021, 3,307,952 pre-funded warrants were outstanding.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In July 2020, the Company achieved certain development and regulatory milestones. As a result, in July 2020, the Company recorded $2.0 million as research and development expense, which has been fully paid. In March 2021, the Company recorded $2.0 million as research and development expense for the achievement of a certain development milestone. This amount was fully paid in the six months ended June 30, 2021.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of June 30, 2021, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its estimated remaining payment obligations are approximately $3.2 million, which are estimated to be paid over a period of approximately one year. As of June 30, 2021, the Company has accrued $2.5 million related to the ECOG Agreement.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2021
Assets:
Cash and cash equivalents	$68,041	$68,041	$—	$—
Short-term investments	185,091	—	185,091	—
Total assets	$253,132	$68,041	$185,091	$—
December 31, 2020
Assets:
Cash and cash equivalents	$115,243	$110,246	$4,997	$—
Short-term investments	177,822	—	177,822	—
Total assets	$293,065	$110,246	$182,819	$—

Cash and cash equivalents of $68.0 million and $110.2 million as of June 30, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $5.0 million as of December 31, 2020, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $185.1 million and $177.8 million as of June 30, 2021 and December 31, 2020, respectively, consisted of commercial paper, highly rated corporate bonds and U.S. Treasury and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of June 30, 2021, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2021 and 2020. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2021, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2021
Commercial paper	$143,465	$21	$(1)	$143,485
Corporate bonds	27,234	2	(6)	27,230
Federal bonds	14,375	1	—	14,376
	$185,074	$24	$(7)	$185,091
December 31, 2020
Commercial paper	$154,176	$13	$(16)	$154,173
Corporate bonds	22,617	2	(3)	22,616
U.S. Treasury	6,030	—	—	6,030
	$182,823	$15	$(19)	$182,819

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Short-term deposits	$6,917	$4,683
Prepaid insurance	1,531	427
Interest receivable on investments	433	175
Prepaid subscriptions	232	203
Prepaid clinical supplies	22	58
Reimbursable costs	2	24
Other	171	114
Total prepaid expenses and other current assets	$9,308	$5,684

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Accrued clinical costs	$8,339	$7,132
Accrued compensation and related costs	2,535	3,213
Accrued professional fees	394	373
Accrued interest payable	164	170
Other	292	358
Total accrued expenses and other current liabilities	$11,724	$11,246

10. Stock-Based Compensation

In January 2021, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 1,915,248 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2021, the total number of shares of common stock available for issuance under the 2015 Plan was 1,167,029. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
			(In thousands)
Research and development	$1,093	$561	$1,996	$1,093
General and administrative	2,147	1,568	4,011	2,866
Total	$3,240	$2,129	$6,007	$3,959

Compensation expense by type of award in the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
			(In thousands)
Stock options	$2,615	$2,086	$4,961	$3,880
Restricted Stock Units	597	—	977	—
Employee Stock Purchase Plan	28	43	69	79
Total	$3,240	$2,129	$6,007	$3,959

During the six months ended June 30, 2021, the Company granted 1,339,000 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the six months ended June 30, 2021, was $20.0 million, or $14.96 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

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

In the fourth quarter of 2020 one of the performance milestones was achieved and of the associated 194,331 stock options, 64,777 stock options vested. The remaining options will vest in the fourth quarter of 2021 and 2022. The Company recorded approximately $0.1 million of stock compensation expense associated with these awards for the six months ended June 30, 2021, and 2020, respectively. For the remaining milestones, the performance conditions were not met. Therefore, no expense has been recognized related to these awards, and 388,669 options were cancelled in 2020.

During the six months ended June 30, 2021, 191,394 options were exercised for cash proceeds of $1.7 million. During the six months ended June 30, 2020, 141,490 options were exercised for cash proceeds of $1.4 million.

As of June 30, 2021, there was $28.2 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 3.0 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

During the six months ended June 30, 2021, the Company granted 109,333 shares of the Company’s restricted stock units. The shares are scheduled to vest on the one-year anniversary date of the related grant. The fair value of these shares totaled $2.3 million at the grant date, representing a weighted-average grant date fair value per share of $21.36.

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

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. As of June 30, 2021, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was deferred. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

During the six months ended June 30, 2021 and 2020, the Company recognized $1.2 million and $1.0 million, respectively, of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of June 30, 2021, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2021	$2,285
2022	9,727
2023	7,988
Total principal outstanding	20,000
Amortized final fee	490
Unamortized debt issuance costs	(137)
Total	20,353
Term loan, current portion	7,030
Term loan, less current portion	$13,323

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments	—	—	—	13	—	13
Pre-funded warrant exchange	250,000	—	—	—	—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205
Stock-based compensation expense	—	—	3,240	—	—	3,240
Unrealized gains on short-term investments	—	—	—	8	—	8
Employee withholdings ESPP	—	—	64	—	—	64
Proceeds from ATM Offering, net of $200 offering expenses	277,629	—	5,131	—	—	5,131
Proceeds from exercise stock options	90,440	—	825	—	—	825
Net loss	—	—	—	—	(22,910)	(22,910)
Balance as of June 30, 2021	48,616,628	$5	$833,802	$17	$(619,261)	$214,563

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—	—	48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509
Stock-based compensation expense	—	—	2,130	—	—	2,130
Issuance of common stock in exchange for pre-funded warrants	280,332	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	1,512,229	—	—	—	—	—
Proceeds from direct offering, net of $7,099 of offering expenses	6,388,889	1	107,900	—	—	107,901
Proceeds from exercise of stock options	90,456	—	1,015	—	—	1,015
Unrealized gains on short-term investments	—	—	—	69	—	69
Employee withholdings ESPP	—	—	85	—	—	85
Net loss	—	—	—	—	(17,062)	(17,062)
Balance as of June 30, 2020	38,512,744	$4	$675,294	$117	$(527,768)	$147,647

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the six months ended June 30, 2021, the Company sold 277,629 shares of common stock under the 2021 ATM Program, with net proceeds of approximately $5.1 million.

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

In January 2020, the Company sold 3,036,719 shares of common stock and pre-funded warrants to purchase 1,338,287 shares of common stock. The offering price for the securities was $8.00 per share of common stock or $7.9999 for each pre-funded warrant. As a result of this offering, the exercise price of Series 1 Warrants and Series 2 Warrants outstanding reset from $12.00 per share to $10.00 per share and from $18.00 per share to $13.00, respectively. The Company recorded $3.9 million as a deemed dividend which represents the value transferred to the warrant holders due to the Series Warrant adjustment mechanism being triggered. The deemed dividend was recorded as both an increase and a decrease in Additional Paid-in-Capital and reduced net income available to common stockholders by the same amount. The key inputs to the valuation model included the weighted average volatility of 96.74% and the weighted average expected term of 0.4 years.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

June 30, 2021
Common stock issuable under pre-funded warrants	3,307,952
Options to purchase common stock	1,167,029
Employee Stock Purchase Plan	1,306,906

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2021 and 2020, we reported a net loss of $50.6 million and $32.3 million, respectively. We reported a net loss attributable to stockholders of $50.6 million and $36.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $619.3 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $253.1 million.

We continue to monitor our daily operations and program timelines during the evolving coronavirus 2019 (COVID-19) pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance. COVID-19, including its variants, has not impacted our financial guidance or changed our timelines for clinical data in 2021, to date.

Clinical Developments

SNDX-5613

•

In May 2021, we reported updated data from the ongoing Phase 1 dose escalation portion of the Phase 1/2 AUGMENT-101 trial of SNDX-5613, a highly selective oral menin inhibitor, in patients with MLLr and NPM1c mutant relapsed/refractory (R/R) acute leukemias. The updated May data showed that a total of 7/31 patients (23%) have achieved CR/CRh.

Based on positive findings from the intermediate dose cohort, in which no dose limiting toxicities were observed, we have selected 276 mg of SNDX-5613 every 12 hours in patients who are not receiving a concomitant strong CYP3A4 inhibitor (Arm A) and 163 mg every 12 hours for patients who are receiving a concomitant strong CYP3A4 inhibitor doses (Arm B), for Phase 2. Enrollment in the trial remains ongoing, with recently enrolled patients expected to count towards the Phase 2 expansion portion, subject to endorsement of the Phase 2 dose by the U.S. Food and Drug Administration (FDA).

•

We announced that we will initiate a frontline trial of SNDX-5613 in combination with venetoclax and azacytidine in newly diagnosed acute myeloid leukemia (AML) patients unable to tolerate induction chemotherapy. The trial will be conducted as part of the Leukemia & Lymphoma Society’s Beat® AML Master Clinical Trial, a collaborative clinical trial that aims to change the paradigm of AML treatment through a precision medicine approach. SNDX-5613 is the first menin inhibitor to be included in the Beat AML Master Clinical Trial.

•

We also announced that it plans to initiate a new trial to assess the safety, tolerability, and preliminary anti-leukemic efficacy of SNDX-5613 in combination with chemotherapy in patients with relapsed or refractory MLLr or mNPM1 acute leukemias. The Phase 1b trial, which will be referred to as AUGMENT-102, is expected to enroll up to 27 patients.

•

In June 2021, we announced that the FDA granted Fast Track Designation (FTD) to SNDX-5613 for the treatment of adult and pediatric patients with relapsed or refractory acute leukemias harboring a MLLr or NPM1 mutation. FTD is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fulfill an unmet medical need, enabling drugs to reach patients earlier.

Axatilimab

•

In May 2021, we announced that enrollment is complete in the Phase 2 expansion portion of the Phase 1/2 trial of axatilimab, its anti-CSF-1R monoclonal antibody, in patients with cGVHD. We continue to anticipate reporting updated results at a medical meeting in the fourth quarter of 2021 for 40 patients, including the 17 patients in the Phase 1 portion and 23 patients from the Phase 2 expansion portion, which evaluated 1 mg/kg of axatilimab every two weeks. At the American Society of Hematology Annual Meeting in December 2020, preliminary data from the Phase 1 portion of the trial were reported during an oral presentation highlighting the tolerability and high response rate of axatilimab in cGVHD patients refractory to multiple therapeutic agents.

Enrollment is ongoing in our global pivotal Phase 2 AGAVE-201 trial of axatilimab in patients with cGVHD, with topline data expected in 2023. The trial will evaluate the safety and efficacy of three doses and schedules of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score.

•	Earlier this year, we announced that the FDA granted Orphan Drug Designation to axatilimab for the treatment of patients with cGVHD and idiopathic pulmonary fibrosis.

COVID-19 Business Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. While we are not experiencing financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems, the slow rollout-of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines, the evolution of multiple variants of the virus and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely. We are currently considering plans to reopen our offices to allow employees to return to the office, which will be based on an approach that is principles-based and local in design, with a focus on employee safety and optimal work environment.

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

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of June 30, 2021 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and six months ended June 30, 2021 and 2020 have been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
Revenue:
License fees	$379	$379	$—	0%
Total revenues	379	379	—	0%
Operating expenses:
Research and development	16,871	10,943	5,928	54%
General and administrative	5,842	6,046	(204)	-3%
Total operating expenses	22,713	16,989	5,724	34%
Loss from operations	(22,334)	(16,610)	5,724	34%
Other (expense) income:
Interest expense	(634)	(638)	4	-1%
Interest income	108	225	(117)	-52%
Other (expense) income, net	(50)	(39)	(11)	28%
Total other (expense) income	(576)	(452)	(124)	27%
Net loss	$(22,910)	$(17,062)	$5,848	34%

License Fees

For the three months ended June 30, 2021 and 2020, we recognized license fees of $0.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended June 30, 2021, our total research and development expenses increased approximately $6.0 million, or 54%, to $16.9 million from $10.9 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increases in clinical and manufacturing activities of $4.6 million, increases in employee related expenses of $1.2 million and increased professional fees of $0.2 million. Increased clinical and manufacturing expenses are primarily due to increased manufacturing activities related to menin of $3.0 million, axatilimab of $1.6 million. Clinical activities for menin increased by $1.0 million, for axatilimab by $0.1 million, offset by decreased activity for entinostat by $1.1 million. Employee related activities increased due to increased headcount expenses of $0.7 million and increased stock compensation of $0.5 million. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
External research and development expenses	$12,063	$7,450	$4,613	62%
Internal research and development expenses	4,808	3,493	1,315	38%
Total research and development expenses	$16,871	$10,943	$5,928	54%

General and Administrative

For the three months ended June 30, 2021, our total general and administrative expenses decreased $0.2 million, or 3%, to $5.8 million from $6.0 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased pre-commercialization activities of $0.9 million, partially offset by increased stock compensation expenses of $0.6 million in connection with an RSU grant and increased directors’ and officers’ insurance of $0.1 million.

Interest expense

For the three months ended June 30, 2021, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended June 30, 2021, interest income increased from the comparable period in the prior year primarily due to interest income on an increased average balance of cash equivalents and short-term investments, partially offset by lower interest rates.

Comparison of the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
Revenue:
License fees	$758	$758	$—	0%
Total revenues	758	758	—	0%
Operating expenses:
Research and development	38,742	20,505	18,237	89%
General and administrative	11,513	11,963	(450)	-4%
Total operating expenses	50,255	32,468	17,787	55%
Loss from operations	(49,497)	(31,710)	17,787	56%
Other income (expense):
Interest expense	(1,258)	(1,087)	(171)	16%
Interest income	229	558	(329)	-59%
Other expense (income), net	(107)	(59)	(48)	81%
Total other income	(1,136)	(588)	(548)	93%
Net loss	$(50,633)	$(32,298)	$18,335	57%

License Fees

For the six months ended June 30, 2021 and 2020, we recognized license fees of $0.8 million and $0.8 million respectively, derived from the KKC license agreement.

Research and Development

For the six months ended June 30, 2021, our total research and development expenses increased $18.2 million, or 89%, to $38.7 million from $20.5 million for the comparable period in the prior year due to increased clinical and manufacturing activities of $15.8 million, increased employee related expenses of $2.1 million, and increased professional fees of $0.3 million. Increased clinical and manufacturing activities are primarily due to increased manufacturing related to menin of $5.2 million, and axatilimab of $4.0 million, and increased clinical activities for menin of $3.3 million, for axatilimab of $2.4 million, partially offset by decreased clinical activities for entinostat of $1.1 million. Additionally in 2021, we recognized a $2.0 million expense upon the achievement of certain milestones in connection with the menin program. Employee related expenses primarily increased due to increased headcount and stock compensation. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
External research and development expenses	$29,669	$13,596	$16,073	118%
Internal research and development expenses	9,073	6,909	2,164	31%
Total research and development expenses	$38,742	$20,505	$18,237	89%

General and Administrative

For the six months ended June 30, 2021, our total general and administrative expenses decreased $0.5 million, or 4%, to $11.5 million from $12.0 million for the comparable period in the prior year. The decrease in general and administrative expenses was primarily due to decreased pre-commercialization activities of $1.5 million, partially offset by increased stock compensation expense of $1.0 million associated with RSUs issued in 2021.

Interest Expense

Interest expense consists primarily of interest expense on our term loan, operating and capital leases.

Interest Income

For the six months ended June 30, 2021, interest income decreased from the comparable period in the prior year primarily due to lower interest rates.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had cash, cash equivalents and short-term investments totaling $253.1 million, which includes $5.1 million in net proceeds from the sale of 277,629 shares of common stock under our 2021 ATM Program (as described below). Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings, and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. We did not request the available additional borrowings by the due date. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of June 30, 2021, was 3.25%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 11 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings, or the “2021 ATM Program”. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the first half of 2021, we sold 277,629 shares of common stock under the 2021 ATM Program for net proceeds of approximately $5.1 million.

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

•

the cost of disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from entinostat, if approved, and to continue our clinical trial operations;

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of June 30, 2021, we had an accumulated deficit of $619.3 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(46,634)	$(37,332)
Net cash used in investing activities	(7,548)	(97,665)
Net cash provided by financing activities	6,980	163,999
Net increase (decrease) in cash, cash equivalents and restricted cash	$(47,202)	$29,002

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, was $46.6 million and primarily consisted of our net loss of $50.6 million adjusted for non-cash items, including stock-based compensation of $6.0 million, a net decrease in operating assets and liabilities of $2.8 million, an investment accretion of $0.3 million, a non-cash operating lease expense of $0.2 million and non-cash interest expense associated with the term loan of $0.2 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses partially offset by decreased pre-commercialization activities. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $0.1 million, increased prepayments and deposits of $2.4 million and increased accrued expenses and other liabilities of $0.2 million and decreased deferred revenue of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2020, was $37.3 million and primarily consisted of our net loss of $32.3 million adjusted for non-cash items, including stock-based compensation of $4.0 million, a net decrease in operating assets and liabilities of $9.2 million, an investment accretion of $0.2 million and non-cash interest expense associated with the term loan of $0.2 million. The increased net loss is primarily due to increased pre-commercialization expenses, offset by decreased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of decreased accounts payable of $4.3 million, increased prepayments and deposits of $2.4 million, and decreased accrued expenses and other liabilities of $1.7 million and deferred revenue of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021, was $7.5 million and was primarily due to the purchase of $126.5 million of available-for-sale marketable securities partially offset by the $119.0 million of proceeds from the maturities of available-for-sale securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, of $7.0 million was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $5.1 million, proceeds from the exercise of stock options of $1.7 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2020, of $164.0 million was primarily due to the proceeds from our direct placement and follow-on offering, net of discounts and commissions, of $142.8 million, net proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $1.4 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act.  Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We will cease to be an “emerging growth company” on December 31, 2021.

As of June 30, 2021, we no longer qualify as a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. We have historically taken, and may continue through the filing of our Annual Report on Form 10-K for the year ending December 31, 2021 to take, advantage of certain scaled disclosures available to smaller reporting companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $68.0 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $185.1 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of June 30, 2021, $20.0 million in loan principal was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.5 million.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2021, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

While COVID-19 has not yet had a material impact on our business operations, quarantines and various government orders related to COVID-19, including its variants, may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, if the COVID-19 pandemic continues to persist for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to continue our clinical trial operations.

In addition, our clinical trials may be affected by the COVID-19 pandemic. For example, we have experienced delays in clinical site initiation and patient enrollment due to prioritization of hospital resources toward the COVID-19 pandemic. Patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials.

The spread of COVID-19, including its variants, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures in the United States and other countries, the rollout of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

•	timely completion of the Phase 1/2 clinical trial, AUGMENT-101, of SNDX-5613 in patients with relapsed/refractory MLLr and NPM1c acute leukemia;
•	timely completion of the pivotal Phase 2 clinical trial, AGAVE-201, of axatilimab in patients with chronic Graft Versus Host Disease, or cGVHD;
•	timely completion of any future clinical trials of SNDX-5613 and axatilimab;
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

•	successfully meeting the endpoints in the clinical trials of our product candidates;
•	achieving and maintaining compliance with all applicable regulatory requirements;
•	the potential use of our product candidates to treat various cancer indications and fibrotic diseases;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations in the United States and abroad;
•	the ability of our third-party contract manufacturers to produce trial supplies and to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;
•	our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and
•	our ability to enforce our intellectual property rights in and to our product candidates.

If we fail to obtain regulatory approval for our product candidates, we will not be able to generate product sales, which will have a material adverse effect on our business and our prospects.

Our strategy for developing SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NPM1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLLr interaction, such as SNDX-5613, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in relapsed/refractory patients with MLLr and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion will evaluate efficacy of SNDX-5613 across three expansion cohorts enrolling pediatric and adult patients with MLLr acute lymphoblastic leukemia, or ALL, MLLr acute myeloid leukemia, or AML, and NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic;
•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication such as MLLr acute leukemia;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consent; and
•	risk that enrolled subjects will drop out before completion.

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

Even if any of our product candidates received regulatory approval, such product candidates would face competition from other therapies in the relevant indication. For example, chronic graft versus host disease has historically been managed by off-label treatments. However, in the past five years, the FDA has approved two drugs, ibrutinib (Imbruvica®) and belomosidil (Rezurock®), for use in patients with cGVHD after failure of one or more lines of systemic therapy and one additional drug, Ruxolitinib (Jakafi®), is under FDA review to treat steroid refractory cGVHD patients. All three of these drugs may compete with axatilimab in patients diagnosed with cGVHD.

SNDX-5613 is being developed for the treatment of adult and pediatric patients with MLLr ALL, MLLr AML and NPM1 mutant AML. At this time, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, SNDX-5613 has the potential to be the first defined therapy for patients with MLLr ALL, MLLr AML and/or NPM1 mutant AML.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.  It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The MFN regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations as well as privacy and data security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, exclusion from participation in government healthcare programs, curtailments or restrictions of our operations, administrative burdens and diminished profits and future earnings.

Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

For the six ended June 30, 2021, we reported a net loss attributable to stockholders of $50.6 million. As of June 30, 2021, we had an accumulated deficit of $619.3 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of June 30, 2021, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2020, we sold a total of 15,675,608 shares of our common stock and pre-funded warrants to purchase 1,338,287 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of June 30, 2021, we had 3,307,952 pre-funded warrants outstanding. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants will result, in dilution to our stockholders.

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

As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36.6% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” on December 31, 2021.

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

As of June 30, 2021, we no qualify as a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have historically taken, and may continue through the filing of our Annual Report on Form 10-K for the year ending December 31, 2021 to take, advantage of certain scaled disclosures available to smaller reporting companies.

Effective as of December 31, 2021, we will be a large accelerated filer, which will increase our costs and demands on management.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2021, we will be a large accelerated filer as of December 31, 2021, and we will therefore no longer qualify as an EGC.  Additionally, due to our public float as of June 30, 2021, we will no longer qualify as a smaller reporting company as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ended March 31, 2022.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•

the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

While we have been EGC, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption will no longer apply to us as of December 31, 2021.  Accordingly, beginning with our annual report on Form 10-K for the year ending December 31, 2021, we will be required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: August 9, 2021

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daphne Karydas
Daphne Karydas
Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Accounting Officer)