Form 10-Q
period 2021-09-30
Syndax Pharmaceuticals Inc
filed 2021-11-15
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 11, 2021, there were 49,392,123 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•

our ability to maintain our licenses with Bayer Pharma AG, Eddingpharm Investment Company Limited, UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, which was acquired by AbbVie Inc.;

•	our ability to close and the success of our collaboration with Incyte Corporation (“Incyte”) to further develop and commercialize axatilimab;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients;
•	developments relating to our competitors and our industry; and
•	political, social and economic instability, natural disasters or public health crisis, including but not limited to the COVID-19 pandemic, in countries where we or our collaborators do business.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$71,433	$115,243
Restricted cash	115	115
Short-term investments	158,281	177,822
Prepaid expenses and other current assets	8,423	5,684
Total current assets	238,252	298,864
Property and equipment, net	158	192
Right-of-use asset, net	1,093	290
Other assets	—	1,267
Total assets	$239,503	$300,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,122	$3,508
Accrued expenses and other current liabilities	13,732	11,246
Current portion of deferred revenue	—	1,517
Current portion of right-of-use liability	369	316
Current portion of term loan	9,489	2,285
Total current liabilities	28,712	18,872
Long-term liabilities:
Deferred revenue, less current portion	—	11,617
Right-of-use liability, less current portion	798	101
Term loan, less current portion	10,989	17,834
Other long-term liabilities	—	1
Total long-term liabilities	11,787	29,553
Total liabilities	40,499	48,425
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 48,850,539 and 47,881,223 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	838,888	820,815
Accumulated other comprehensive income (loss)	11	(4)
Accumulated deficit	(639,900)	(568,628)
Total stockholders’ equity	199,004	252,188
Total liabilities and stockholders’ equity	$239,503	$300,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License fees	$12,375	$379	$13,133	$1,138
Total revenues	12,375	379	13,133	1,138
Operating expenses:
Research and development	25,606	14,408	64,348	34,913
General and administrative	6,801	5,824	18,314	17,787
Total operating expenses	32,407	20,232	82,662	52,700
Loss from operations	(20,032)	(19,853)	(69,529)	(51,562)
Other (expense) income:
Interest expense	(649)	(635)	(1,906)	(1,722)
Interest income	83	177	312	735
Other expense, net	(41)	(126)	(149)	(186)
Total other (expense) income	(607)	(584)	(1,743)	(1,173)
Net loss	$(20,639)	$(20,437)	$(71,272)	$(52,735)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	$(6)	$(64)	$15	$53
Comprehensive loss	$(20,645)	$(20,501)	$(71,257)	$(52,682)
Net loss attributable to common stockholders	$(20,639)	$(20,437)	$(71,272)	$(56,641)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.46)	$(1.38)	$(1.43)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	51,962,320	44,156,808	51,690,173	39,714,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,272)	$(52,735)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	33	68
Amortization and accretion of investments	473	(195)
Non-cash operating lease expense	302	321
Non-cash interest expense	358	276
Stock-based compensation	9,388	7,022
Other	(1)	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,471)	(5,789)
Accounts payable	1,614	(2,342)
Deferred revenue	(13,133)	(1,138)
Accrued expenses and other liabilities	2,131	(1,119)
Net cash used in operating activities	(71,578)	(55,629)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(189,492)	(150,350)
Proceeds from sales and maturities of short-term investments	208,575	71,960
Net cash provided by (used) in investing activities	19,083	(78,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	5,131	—
Proceeds from direct stock offering, net	—	142,734
Proceeds from debt agreement, net	—	19,730
Proceeds from Employee Stock Purchase Plan	242	242
Proceeds from stock option exercises	3,312	3,060
Net cash provided by financing activities	8,685	165,766
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,810)	31,747
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	115,358	24,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$71,548	$56,471
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,499	$1,133

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom. There have been no activities for this entity to date. In 2014, the Company established a wholly owned U.S. subsidiary, Syndax Securities Corporation. In 2021, the Company established a wholly owned subsidiary in the Netherlands.  There have been no activities for this entity to date. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant Risks and Uncertainties

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our business.  We anticipate that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of our clinical programs.  The extent to which the COVID-19 pandemic impacts our business, our clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, the slow rollout of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines and the effectiveness of other actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

4. Revenue from Contracts with Customers

Incyte Collaboration

In September 2021, the Company entered into a collaboration and license agreement (the “Incyte Agreement”) with Incyte Corporation (“Incyte”) covering the worldwide development and commercialization of SNDX-6352 (axatilimab). Under the terms of the Incyte Agreement, Incyte will receive exclusive commercialization rights outside of the United States, subject to its royalty payment obligations set forth below. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote the product with Incyte, subject to the Company’s exercise of its co-promotion option.  Incyte will be responsible for leading all other aspects of commercialization, including booking all revenue from sales of axatilimab in the United States. The Company and Incyte will share equally the profits and losses from the co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. Each company will be responsible for funding any independent development activities. All development costs related to the collaboration will be subject to a joint development plan. Incyte has agreed to pay the Company a non-refundable cash payment of $117 million under the Incyte Agreement, in addition to a $35 million equity investment in connection with a stock purchased agreement entered into simultaneously with the Incyte Agreement. The Company is eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States. The Company’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post-marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country. The effectiveness of the Incyte Agreement was conditioned on the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  As of September 30, 2021, the Company has not received any cash or other consideration from Incyte and has not issued any shares under the stock repurchase agreement or transferred any licenses or other deliverables under the Incyte Agreement.

KKC Agreement

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

In September 2021, KKC informed the Company that it is discontinuing its development of entinostat in Japan and Korea and terminating the KKC License Agreement.  As a result, the Company recognized all remaining deferred revenue of $12.4 million, as of September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(20,639)	$(20,437)	$(71,272)	$(52,735)
Deemed dividend due to warrant reset	—	—	—	(3,906)
Net loss attributable to common stockholders—basic and diluted	$(20,639)	$(20,437)	$(71,272)	$(56,641)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.46)	$(1.38)	$(1.43)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	51,962,320	44,156,808	51,690,173	39,714,490

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2021	2020
Options to purchase common stock	7,340,654	6,770,660
Warrants to purchase common stock	—	689,242
Employee Stock Purchase Plan	21,063	18,838
Non-vested restricted stock units (RSUs)	132,333	18,500

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

During the first quarter of 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise. As of September 30, 2021, 3,307,952 pre-funded warrants were outstanding.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In July 2020, the Company achieved certain development and regulatory milestones and the Company recorded $2.0 million as a research and development expense, which has been fully paid. In March and September 2021, the Company recorded $2.0 million, respectively, as research and development expenses for the achievement of certain development milestones. The Company fully paid the March 2021 milestone in the second quarter of 2021. The September 2021 milestone of $2.0 million is recorded as an accrued expense as of September 30, 2021.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of September 30, 2021, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its estimated remaining payment obligations are approximately $3.2 million, which are estimated to be paid over a period of approximately one year. As of September 2021, the Company has accrued $2.7 million related to the ECOG Agreement.

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

A summary of the assets and liabilities carried at fair value in accordance with the hierarchy defined above is as follows:

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2021
Assets:
Cash and cash equivalents	$71,433	$61,434	$9,999	$—
Short-term investments	158,281	—	158,281	—
Total assets	$229,714	$61,434	$168,280	$—
December 31, 2020
Assets:
Cash and cash equivalents	$115,243	$110,246	$4,997	$—
Short-term investments	177,822	—	177,822	—
Total assets	$293,065	$110,246	$182,819	$—

Cash and cash equivalents of $61.4 million and $110.2 million as of September 30, 2021 and December 31, 2020, respectively, consisted of overnight investments and money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Cash equivalents of $10.0 million and $5.0 million as of September 30, 2021 and December 31, 2020 respectively, consisted of highly rated corporate bonds and commercial paper and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Short-term investments of $158.3 million and $177.8 million as of September 30, 2021 and December 31, 2020, respectively, consisted of commercial paper, highly rated corporate bonds and U.S. Treasury and are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The short-term investments are classified as available-for-sale securities. As of September 30, 2021, the remaining contractual maturities of the available-for-sale securities were less than one year, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2021 and 2020. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2021, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2021
Commercial paper	$126,895	$13	$—	$126,908
Corporate bonds	27,080	—	(3)	27,077
Federal bonds	14,294	1	—	14,295
	$168,269	$14	$(3)	$168,280
December 31, 2020
Commercial paper	$154,176	$13	$(16)	$154,173
Corporate bonds	22,617	2	(3)	22,616
U.S. Treasury	6,030	—	—	6,030
	$182,823	$15	$(19)	$182,819

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Short-term deposits	$6,499	$4,683
Prepaid insurance	1,259	427
Interest receivable on investments	182	175
Prepaid subscriptions	242	203
Prepaid clinical supplies	—	58
Reimbursable costs	3	24
Other	238	114
Total prepaid expenses and other current assets	$8,423	$5,684

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accrued clinical costs	$9,058	$7,132
Accrued compensation and related costs	3,468	3,213
Accrued professional fees	854	373
Accrued interest payable	164	170
Other	188	358
Total accrued expenses and other current liabilities	$13,732	$11,246

10. Stock-Based Compensation

In January 2021, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 1,915,248 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2021, the total number of shares of common stock available for issuance under the 2015 Plan was 1,001,470. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
			(In thousands)
Research and development	$1,134	$620	$3,130	$1,713
General and administrative	2,247	2,443	6,258	5,309
Total	$3,381	$3,063	$9,388	$7,022

Compensation expense by type of award in the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
			(In thousands)
Stock options	$2,730	$3,005	$7,689	$6,885
Restricted Stock Units	603	—	1,581	—
Employee Stock Purchase Plan	48	58	118	137
Total	$3,381	$3,063	$9,388	$7,022

During the nine months ended September 30, 2021, the Company granted 1,537,400 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the nine months ended September 30, 2021, was $22.7 million, or $14.74 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of three to four years.

During the nine months ended September 30, 2021, 414,809 options were exercised for cash proceeds of $3.3 million. During the nine months ended September 30, 2020, 311,871 options were exercised for cash proceeds of $3.1 million.

As of September 30, 2021, there was $28.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 3.0 years. Stock-based compensation costs have not been capitalized by the Company.

Restricted stock units

During the nine months ended September 30, 2021, the Company granted 119,333 shares of the Company’s restricted stock units. The shares vest on either i) one-year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The fair value of these shares totaled $2.5 million at the grant date, representing a weighted-average grant date fair value per share of $21.19.

11. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. As of September 30, 2021, the Company’s interest rate under the Loan Agreement was 9.85%.

Borrowings under the Loan Agreement were repayable in monthly interest-only payments through October 1, 2021. Borrowings under the Loan Agreement are now repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the applicable loan being funded, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the applicable loan being funded, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date. In addition, the Company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment in full of all obligations under the agreement, of up to 4.99% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement). The final payment will be accrued over the term of the debt.

Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Loan Agreement. As of September 30, 2021, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was deferred. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $1.9 million and $1.6 million, respectively, of interest expense related to the Initial Advance pursuant to the Loan Agreement.

As of September 30, 2021, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
Remainder of 2021	$2,285
2022	9,727
2023	7,988
Total principal outstanding	20,000
Amortized final fee	589
Unamortized debt issuance costs	(111)
Total	20,478
Term loan, current portion	9,489
Term loan, less current portion	$10,989

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments	—	—	—	13	—	13
Pre-funded warrant exchange	250,000	—	—	—	—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205
Stock-based compensation expense	—	—	3,240	—	—	3,240
Unrealized gains on short-term investments	—	—	—	8	—	8
Employee withholdings ESPP	—	—	64	—	—	64
Proceeds from ATM offering, net of $200 offering expenses	277,629	—	5,131	—	—	5,131
Proceeds from exercise stock options	90,440	—	825	—	—	825
Net loss	—	—	—	—	(22,910)	(22,910)
Balance as of June 30, 2021	48,616,628	$5	$833,802	$17	$(619,261)	$214,563
Stock-based compensation expense	—	—	3,381	—	—	3,381
Unrealized loss on short-term investments	—	—	—	(6)	—	(6)
Employee withholdings ESPP	—	—	99	—	—	99
Stock purchase under ESPP	10,496	—	—	—	—	—
Proceeds from exercise stock options	223,415	—	1,606	—	—	1,606
Net loss	—	—	—	—	(20,639)	(20,639)
Balance as of September 30, 2021	48,850,539	$5	$838,888	$11	$(639,900)	$199,004

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2020:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Stock purchase under ESPP	12,601	—	—	—	—	—
Stock-based compensation expense	—	—	1,829	—	—	1,829
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Proceeds from exercise of stock options	51,034	—	338	—	—	338
Unrealized gains on short-term investments	—	—	—	48	—	48
Employee withholdings ESPP	—	—	64	—	—	64
Net loss	—	—	—	—	(15,236)	(15,236)
Balance as of March 31, 2020	30,240,838	$3	$564,164	$48	$(510,706)	$53,509
Stock-based compensation expense	—	—	2,130	—	—	2,130
Issuance of common stock in exchange for pre-funded warrants	280,332	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	1,512,229	—	—	—	—	—
Proceeds from direct offering, net of $7,099 of offering expenses	6,388,889	1	107,900	—	—	107,901
Proceeds from exercise of stock options	90,456	—	1,015	—	—	1,015
Unrealized gains on short-term investments	—	—	—	69	—	69
Employee withholdings ESPP	—	—	85	—	—	85
Net loss	—	—	—	—	(17,062)	(17,062)
Balance as of June 30, 2020	38,512,744	$4	$675,294	$117	$(527,768)	$147,647
Stock-based compensation expense	—	—	3,063	—	—	3,063
Stock purchase under ESPP	21,105	—	—	—	—	—
Exercise Series 1 and Series 2 warrants	130,151	—	—	—	—	—
Offering expenses associated with direct offering	—	—	(33)	—	—	(33)
Proceeds from exercise of stock options	170,381	—	1,707	—	—	1,707
Unrealized loss on short-term investments	—	—	—	(64)	—	(64)
Employee withholdings ESPP	—	—	94	—	—	94
Net loss	—	—	—	—	(20,437)	(20,437)
Balance as of September 30, 2020	38,834,381	$4	$680,125	$53	$(548,205)	$131,977

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. In the nine months ended September 30, 2021, the Company sold 277,629 shares of common stock under the 2021 ATM Program, with net proceeds of approximately $5.1 million.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

September 30, 2021
Common stock issuable under pre-funded warrants	3,307,952
Options to purchase common stock	1,001,470
Employee Stock Purchase Plan	1,275,347

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2021 and 2020, we reported a net loss of $71.3 million and $52.7 million, respectively. We reported a net loss attributable to stockholders of $71.3 million and $56.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $639.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $229.7 million.

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

Clinical Developments

SNDX-5613

•

The Phase 2 portion of AUGMENT-101 is currently enrolling patients with NPM1c mutant and MLLr relapsed/refractory acute leukemias. A total of 64 adult and up to 10 pediatric patients will be enrolled across each of the following three distinct trial populations: patients with NPM1 mutant acute myeloid leukemia (AML), patients with MLLr AML, and patients with MLLr acute lymphocytic leukemia. Discussions with the FDA have confirmed that AUGMENT-101 may potentially serve as the basis for regulatory filings in each of the three distinct trials. The primary endpoint for each of the three trials will be efficacy as measured by complete remission rate (complete response [CR] + CR with partial hematologic recovery rate [CRh]), with key secondary endpoints including duration of response and overall survival.

•

In November 2021, we announced that updated data from the Phase 1 portion of the ongoing AUGMENT-101 trial will be featured during an oral session at the 63rd ASH Annual Meeting being held December 11-14, 2021. Data included in the abstract demonstrated robust clinical activity with durable responses and no discontinuations due to treatment-related adverse events. The oral presentation will include updated Phase 1 data from additional patients as of a more recent cutoff date, as well as further details on durability and CR/CRh rate by mutational status.

•

In November 2021, we also announced plans to initiate a new trial to assess the anti-leukemic efficacy of SNDX-5613 in NPM1 or MLLr patients with measurable residual disease (MRD) progression following initial treatment. The trial will be conducted as part of the Australian Leukemia and Lymphoma Group (ALLG) INTERCEPT Master Clinical Trial, a collaborative clinical trial investigating novel therapies to target early relapse and clonal evolution as pre-emptive therapy in AML. SNDX-5613 is the first menin inhibitor to be included in the INTERCEPT AML Master Clinical Trial. We expect ALLG to initiate the trial in the first half of 2022.

•

In August 2021, we announced plans to initiate two additional trials to assess the safety, tolerability, and preliminary anti-leukemic efficacy of SNDX-5613 in combination with venetoclax and azacitidine as part of the Leukemia & Lymphoma Society’s Beat® AML Master Clinical Trial, and in combination with chemotherapy in patients with R/R  NPM1 or MLLr acute leukemias in the AUGMENT-102 trial. We expect both trials to initiate in the first half of 2022.

Axatilimab

•

In November 2021, we announced that updated data from its Phase 1/2 trial of axatilimab in patients with cGVHD will be featured during an oral session at the 63rd ASH Annual Meeting. Data included in the abstract demonstrated broad efficacy and tolerability for axatilimab in patients with relapsed or refractory cGVHD. The oral presentation will include additional follow up on all patients enrolled.

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

•

In September 2021, together with Incyte we announced that we entered into an exclusive worldwide collaboration and license agreement to develop and commercialize axatilimab. The companies are seeking to develop axatilimab as a backbone therapy for patients with cGVHD as well as in additional immune-mediated diseases where CSF-1R-dependent monocytes and macrophages are believed to contribute to organ fibrosis. In addition to the ongoing global pivotal Phase 2 AGAVE-201 trial of axatilimab monotherapy in patients with cGVHD, the companies also plan to initiate additional trials of axatilimab in patients with cGVHD in 2022, including a Phase 2 trial in combination with a JAK inhibitor in patients with steroid-refractory cGVHD. Beyond cGVHD, we plan to commence a Phase 2 proof of concept trial of axatilimab mid next year in patients with IPF, a serious, life-limiting orphan disease for which axatilimab may represent a much-needed treatment option with a novel mechanism of action.

COVID-19 Business Update

We have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. While we are not experiencing financial impacts at this time, given the changes in global macroeconomic conditions, the overall disruption of global healthcare systems, the remaining uncertainties with respect to the logistics of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines, the evolution of multiple variants of the virus and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely. We are gradually reopening our offices to allow employees to return to the office, while also supporting remote working options.

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

Corporate Development

With our strong cash balance, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of September 30, 2021 will fund our current operating plans through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the three and nine months ended September 30, 2021 and 2020 have been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC, under which we granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (currently expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

In October 2017, KKC enrolled the first Japanese patient into a local pivotal study of entinostat for the treatment of hormone receptor positive, human epidermal growth factor 2 negative breast cancer. In accordance with the terms of the KKC License Agreement, in December 2017 we received a $5.0 million milestone payment from KKC for achievement of the development milestone.

In September 2021, KKC informed us, that they have discontinued the entinostat program and have cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue which was previously deferred.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
Revenue:
License fees	$12,375	$379	$11,996	3165%
Total revenues	12,375	379	11,996	3165%
Operating expenses:
Research and development	25,606	14,408	11,198	78%
General and administrative	6,801	5,824	977	17%
Total operating expenses	32,407	20,232	12,175	60%
Loss from operations	(20,032)	(19,853)	179	1%
Other (expense) income:
Interest expense	(649)	(635)	(14)	2%
Interest income	83	177	(94)	-53%
Other (expense) income, net	(41)	(126)	85	-67%
Total other (expense) income	(607)	(584)	(23)	4%
Net loss	$(20,639)	$(20,437)	$202	1%

License Fees

For the three months ended September 30, 2021 and 2020, we recognized license fees of $12.4 million and $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended September 30, 2021, our total research and development expenses increased approximately $11.2 million, or 78%, to $25.6 million from $14.4 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increases in clinical and manufacturing activities of $9.5 million, employee related expenses of $1.0 million and professional fees of $0.2 million and stock-based comp expense of $0.5 million. Increases in clinical and manufacturing expenses were primarily due to manufacturing activities related to menin research of $4.2 million and CMC drug production costs of $2.1 million. We also recognized a $2.0 million expense upon the achievement of a certain milestone in connection with the SNDX-6352 program. Employee related expenses and stock-based compensation primarily increased due to an increase in headcount and new hire grants. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
External research and development expenses	$20,658	$10,968	$9,690	88%
Internal research and development expenses	4,948	3,440	1,508	44%
Total research and development expenses	$25,606	$14,408	$11,198	78%

General and Administrative

For the three months ended September 30, 2021, our total general and administrative expenses increased $1 million, or 17%, to $6.8 million from $5.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to an increase in professional service fees of $0.9 million, and insurance expense of $0.1 million.

Interest expense

For the three months ended September 30, 2021, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the loan payable.

Interest income

For the three months ended September 30, 2021, interest income decreased from the comparable period in the prior year primarily due to a decrease on interest income related to the average balance of cash equivalents and short-term investments.

Comparison of the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
Revenue:
License fees	$13,133	$1,138	$11,995	1054%
Total revenues	13,133	1,138	11,995	1054%
Operating expenses:
Research and development	64,348	34,913	29,435	84%
General and administrative	18,314	17,787	527	3%
Total operating expenses	82,662	52,700	29,962	57%
Loss from operations	(69,529)	(51,562)	17,967	35%
Other income (expense):
Interest expense	(1,906)	(1,722)	(184)	11%
Interest income	312	735	(423)	-58%
Other expense (income), net	(149)	(186)	37	-20%
Total other income	(1,743)	(1,173)	(570)	49%
Net loss	$(71,272)	$(52,735)	$18,537	35%

License Fees

For the nine months ended September 30, 2021 and 2020, we recognized license fees of $13.1 million and $1.1 million respectively, derived from the KKC license agreement.

Research and Development

For the nine months ended September 30, 2021, our total research and development expenses increased $29.4 million, or 84%, to $64.3 million from $34.9 million for the comparable period in the prior year due to increases in clinical and manufacturing activities of $25.3 million, employee related expenses of $2.2 million, stock-based compensation of $1.4 million and professional fees of $0.5 million. Increases in clinical and manufacturing activities were primarily due to increased manufacturing activities related to menin and axatilimab of $6.7 million, and $5.7 million, respectively, and increases in clinical activities for menin and axatilimab of $3.4 million and $4.5 million, respectively. Employee related expenses and stock-based compensation primarily increased due to increased headcount and related new hire grants. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
	(In thousands)
External research and development expenses	$50,327	$24,564	$25,763	105%
Internal research and development expenses	14,021	10,349	3,672	35%
Total research and development expenses	$64,348	$34,913	$29,435	84%

General and Administrative

For the nine months ended September 30, 2021, our total general and administrative expenses increased $0.5 million, or 3%, to $18.3 million from $17.8 million for the comparable period in the prior year. The increases in general and administrative expenses were primarily due to increases in stock-based compensation $0.9 million associated with increase related to Board RSU grants, $0.3 million related to employee bonuses and $0.2 million related to insurance expense, partially offset by decrease in professional services fees of $0.9 million related to the termination of E2112 commercialization.

Interest Expense

Interest expense consists primarily of interest expense on our term loan, operating and capital leases.

Interest Income

For the nine months ended September 30, 2021, interest income decreased from the comparable period in the prior year primarily due to lower interest rates.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had cash, cash equivalents and short-term investments totaling $229.7 million, which includes $5.1 million in net proceeds from the sale of 277,629 shares of common stock under our 2021 ATM Program (as described below). Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings, and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Loan and Security Agreement

On February 7, 2020, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, which provides for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020, and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020, which we refer to as the Tranche 2 Advance. We did not request the available additional borrowings by the due date. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through October 1, 2021. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is September 1, 2023. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The Wall Street Journal prime rate as of September 30, 2021, was 3.25%. At our option, we may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. For additional information regarding the Loan Agreement with Hercules, see Note 11 to our condensed consolidated financial statements located elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings, or the “2021 ATM Program”. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. As of September 30, 2021, we sold 277,629 shares of common stock under the 2021 ATM Program for net proceeds of approximately $5.1 million.

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

We have incurred losses and cumulative negative cash flows from operations since our inception; and as of September 30, 2021, we had an accumulated deficit of $639.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. The ongoing COVID-19 pandemic has resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(71,578)	$(55,629)
Net cash provided by / used in investing activities	19,083	(78,390)
Net cash provided by financing activities	8,685	165,766
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,810)	$31,747

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $71.6 million and primarily consisted of our net loss of $71.3 million adjusted for non-cash items, including stock-based compensation of $9.4 million, a net decrease in operating assets and liabilities of $10.9 million, an investment accretion of $0.5 million, a non-cash operating lease expense of $0.3 million and non-cash interest expense associated with the term loan of $0.4 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses partially offset by decreased pre-commercialization activities. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $1.6 million, increased prepayments and deposits of $1.5 million and increased accrued expenses and other liabilities of $2.1 million and decreased deferred revenue of $13.1 million.

Net cash used in operating activities for the nine months ended September 30, 2020, was $55.6 million and primarily consisted of our net loss of $52.7 million adjusted for non-cash items, including stock-based compensation of $7.0 million, a net decrease in operating assets and liabilities of $10.4 million, an investment accretion of $0.2 million and non-cash interest expense associated with the term loan of $0.3 million. The increased net loss is primarily due to increased clinical activities in our axatilimab program, increased clinical and CMC activities in our SNDX-5613 program, increased pre-commercialization activities partially offset by reduced CMC expenses for axatilimab and decreased activities related to our entinostat program. The net decrease in operating assets and liabilities primarily consisted of decreased accounts payable of $2.4 million, increased prepayments and deposits of $5.8 million, and decreased accrued expenses and other liabilities of $1.1 million and deferred revenue of $1.1 million.

Net Cash Provided by / Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021, was $19.1 million and was primarily due to the purchase of $189.5 million of available-for-sale marketable securities partially offset by the $208.6 million of proceeds from the maturities of available-for-sale securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, of $8.7 million was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $5.1 million, proceeds from the exercise of stock options of $3.3 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2020, of $165.8 million was primarily due to the proceeds from our direct placement and follow-on offering, net of fess, of $142.7 million, net proceeds from our term loan of $19.7 million, proceeds from stock option exercises of $3.1 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

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

As of June 30, 2021, we no longer qualify as a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. We have historically taken and may continue through the filing of our Annual Report on Form 10-K for the year ending December 31, 2021 to take, advantage of certain scaled disclosures available to smaller reporting companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $71.4 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $158.3 million, consisting of commercial paper and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (i) 9.85% and (ii) 5.10% plus the Wall Street Journal prime rate. As of September 30, 2021, $20.0 million in loan principal was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2020 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.4 million.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2021, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Summary of Selected Risks

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our securities. These risks and uncertainties include, among others, the following:

•	The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials.
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.
•

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for and commercialize our product candidates, our business prospects will be significantly harmed.

•	SNDX-5613 has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.
•	Axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a sufficient clinical benefit for patients.
•

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	Our dependency upon our pending collaboration with Incyte to further develop and commercialize axatilimab.
•	If we are or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.
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

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic could adversely impact our business, including our clinical trials.

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

The spread of COVID-19, including its variants, which has caused a broad impact globally, may materially affect us economically. While the full extent of the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has resulted in uncertainty in macroeconomic conditions and result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the pandemic could materially affect our business and the value of our common stock.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that cause COVID-19 are circulating globally. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures in the United States and other countries, the rollout of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Even if any of our product candidates received regulatory approval, such product candidates would face competition from other therapies in the relevant indication. For example, chronic graft versus host disease has historically been managed by off-label treatments. However, in the past five years, the FDA has approved three drugs, ibrutinib (Imbruvica®), belomosidil (Rezurock®) and Ruxolitinib (Jakafi®), for use in patients with cGVHD after failure of one or more lines of systemic therapy. All three of these drugs may compete with axatilimab in patients diagnosed with cGVHD.

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

We are dependent upon our pending collaboration with Incyte to further develop and commercialize axatilimab. If we or Incyte fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of axatilmab may be terminated or substantially delayed, and our business could be adversely affected.

In September 2021, we entered into a collaboration and license agreement (the “Incyte Agreement”) with Incyte to collaborate on the development and commercialization of axatilimab. Pursuant to the Incyte Agreement, Incyte has agreed to pay an upfront, non-refundable payment of $117 million, in addition to a $35 million equity investment. We are eligible to receive up to $450 million in aggregate regulatory, development and commercial milestone payments plus the tiered royalties. The parties have agreed to co-develop axatilimab and to share development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and we are responsible for 45% of such costs. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. If the Incyte Agreement becomes effective, there can be no assurance that the parties will achieve any of the regulatory, development or sales milestones, or that we will receive any future milestone or royalty payments under the collaboration agreement. Incyte’s activities may be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to axatilimab could be delayed or terminated.

In addition, our license with Incyte may be unsuccessful due to other factors, including, without limitation, the following:

•	Incyte may terminate the agreement for convenience upon 90 or 180 days’ notice depending on whether or not the parties have commercialized axatilimab in an indication in the respective territory;
•	Incyte may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to axatilimab;
•	Incyte may, within its commercially reasonable discretion, choose not to develop and commercialize axatilimab in all relevant markets or for one or more indications, if at all; and
•

If Incyte is acquired during the term of our collaboration, the acquirer may have competing programs or different strategic priorities that could cause it to reduce its commitment to our collaboration or to terminate the collaboration.

The actions of Eddingpharm Investment Company Limited, or Eddingpharm, and any other current or future sublicensees could adversely affect our business.

We currently sublicense entinostat to Eddingpharm under which we granted Eddingpharm an exclusive sublicense to develop and commercialize entinostat in China and select Asian countries. It is possible that any clinical trials conducted by Eddingpharm and other current or future sublicensees in their respective jurisdictions could have negative results, which in turn could have a material adverse effect on the development of entinostat for development and commercialization in the United States and the rest of the world.

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

For the nine months ended September 30, 2021, we reported a net loss attributable to stockholders of $71.3 million. As of September 30, 2021, we had an accumulated deficit of $639.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $30.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of September 30, 2021, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2020, we sold a total of 15,675,608 shares of our common stock and pre-funded warrants to purchase 1,338,287 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of September 30, 2021, we had 3,307,952 pre-funded warrants outstanding. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants will result, in dilution to our stockholders.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36.4% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

10.1**	Collaboration and License Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021.

10.2	Stock Purchase Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

**

Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021

By:	/s/ Briggs W. Morrison, M.D.
Briggs W. Morrison, M.D.
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alexander Nolte
Alexander Nolte
Chief Accounting Officer
(Principal Accounting Officer, Interim Principal Financial Officer)