Form 10-K
period 2021-12-31
Syndax Pharmaceuticals Inc
filed 2022-03-01
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $833.4 million, based on the closing price of the registrant’s common stock on June 30, 2021. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of February 25, 2022, there were 55,012,245 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	#34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York

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

Forward-looking statements include, but are not limited to, statements about:

•

the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

•	our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•	the timing of the progress and receipt of data from the pivotal Phase 2 cohorts of the AUGMENT-101 trial of SNDX-5613 in patients with relapsed/refractory, or R/R, acute leukemias;
•

the timing of the progress and receipt of data from the AUGMENT-102 trial of SNDX-5613 in combination with chemotherapy in patients with R/R mutant nucleophosmin, NPM1, or mixed lineage leukemia rearranged, MLLr, acute leukemias, as well as the combination trials as part of the Leukemia & Lymphoma Society’s Beat® AML Master Clinical Trial and as part of the Australian Leukemia and Lymphoma Group (ALLG) INTERCEPT Master Clinical Trial;

•	the timing of the progress and receipt of data from the pivotal Phase 2 trial, AGAVE-201, of axatilimab in chronic Graft Versus Host Disease, or cGVHD;
•	our ability to replicate results in future clinical trials;
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

•	the success of our collaboration with Incyte Corporation, or Incyte, to further develop and commercialize axatilimab;
•	the potential milestone and royalty payments under certain of our license agreements;
•	the implementation of our strategic plans for our business and development of our product candidates;
•	the scope of protection we establish and maintain for intellectual property rights covering our product candidates and our technology;
•	the market adoption of our product candidates by physicians and patients;
•	developments relating to our competitors and our industry; and
•	political, social and economic instability, natural disasters or public health crisis, including but not limited to the COVID-19 pandemic, in countries where we or our collaborators do business.

ii

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are SNDX-5613 and SNDX-6352, or axatilimab. We are developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1, or MLL1, protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing our existing pipeline and expanding it with new assets. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

Our Strategy

Our clinical-stage pipeline includes SNDX-5613, a highly selective inhibitor of the menin–MLL binding interaction, axatilimab, a monoclonal antibody that blocks the CSF-1 receptor, and entinostat, a Class I HDAC inhibitor.

We are developing SNDX-5613 in acute leukemias and axatilimab for use in cGVHD and potentially other fibrotic-macrophage driven diseases as single agents and in combination with approved drugs. We have deprioritized the development of entinostat but may opportunistically explore potential disease areas where entinostat could play an important therapeutic role. Key elements of our strategy include:

•

Develop SNDX-5613 for the treatment of genetically defined leukemias. We believe that SNDX-5613 has the potential to treat at least two genetically defined acute leukemias: (i) MLLr and (ii) NPM1 AML. Our Phase 1/2 open-label AUGMENT-101 trial is ongoing. We are completing the Phase 1 portion of the trial and have initiated the pivotal Phase 2 portion of the trial with patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of SNDX-5613 in MLLr ALL, MLLr AML and NPM1c AML. We are also concurrently expanding into the frontline and maintenance setts with three new trials.

•

Develop axatilimab as a monotherapy in cGVHD. We are conducting the pivotal AGAVE-201 trial for the treatment of patients with cGVHD and are exploring the use of axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

•

Leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline. We have exclusive rights to axatilimab and SNDX-5613. We are continuing to leverage the collective talent within our organization and network of advisors to guide our pipeline expansion and development plans.

Our Pipeline

SNDX-5613

Menin Inhibitor	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
AUGMENT-101-2A (monotherapy)				●	*MLLr* ALL/MPAL
AUGMENT-101-2B (monotherapy)				●	*MLLr* AML
AUGMENT-101-2C (monotherapy)				●	m*NPM1* AML

Axatilimab (SNDX-6352)

CSF-1R mAB	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
AGAVE-201 (monotherapy)				●	Chronic GVHD
SNDX-6352-0503 (monotherapy)			●		Chronic GVHD

Entinostat (SNDX-275)

Class 1 HDAC inhibitor	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
Entinostat					Under review

SNDX-5613

Our first clinical-stage product candidate, SNDX-5613, is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) MLLr and (ii) NPM1c AML. Both diseases have a poor prognosis. In preclinical testing, SNDX-5613 has demonstrated benefit in leukemic models of disease. Initial clinical evidence with SNDX-5613 also supports the hypothesis that disruption of the menin-MLL interaction can lead to responses in acute leukemias.

We are developing SNDX-5613 as a targeted therapy to potentially treat two genetically defined acute leukemias: (i) a genetically defined subset of acute leukemias with chromosomal rearrangements in the mixed lineage leukemia gene, known as MLLr; and (ii) AML, with a somatic mutation in the nucleophosmin 1, or NPM1, gene, also known as NPM1c. Our near-term focus is to rapidly establish proof-of-concept that SNDX-5613 is a targeted therapy that can potentially provide meaningful clinical benefit to adult and pediatric leukemia patients having relapsed or refractory MLLr or NPM1c acute leukemias. Our investigational new drug, or IND, application for SNDX-5613 took effect with the U.S. Food and Drug Administration, or FDA, in the second quarter of 2019 and we commenced AUGMENT-101, a clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of SNDX-5613 in patients with acute leukemia. We are conducting the trial at multiple centers in the United States. We are completing the Phase 1 portion of the trial and have initiated the pivotal Phase 2 portion of the trial with patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of SNDX-5613 in MLLr ALL, MLLr AML and NPM1c AML.

In September 2021, we participated in a meeting with the FDA to discuss the results of the Phase 1 portion of our AUGMENT-101 trial. At the meeting, the FDA agreed with our recommended Phase 2 dose and confirmed that we may initiate the Phase 2 registration-directed cohorts of AUGMENT-101. Additionally, the FDA agreed with our proposed statistical design and endpoints for each of the three Phase 2 expansion cohorts.

Additionally, we announced that we will initiate a frontline trial of SNDX-5613 in combination with venetoclax and azacytidine in newly diagnosed AML patients unable to tolerate induction chemotherapy. The trial will be conducted as part of the Leukemia & Lymphoma Society’s Beat AML Master Clinical Trial, and SNDX-5613 is the first menin inhibitor to be included in the Beat AML Master Clinical Trial. We also announced that we will initiate a trial to assess the anti-leukemic efficacy of SNDX-5613 in MLLr or NPM1 patients with measurable residual disease progression following anti-leukemic treatment. This trial will be conducted as part of the Australian Leukemia and Lymphoma Group INTERCEPT Master Clinical Trial, a collaborative clinical trial investigating novel therapies to target early relapse and clonal evolution as pre-emptive therapy in AML. SNDX-5613 is the first menin inhibitor to be included in the INTERCEPT AML Master Clinical Trial. Lastly, we announced that we will initiate a new trial to assess the safety, tolerability, and preliminary anti-leukemic efficacy of SNDX-5613 in combination with chemotherapy in patients with relapsed or refractory MLLr or mNPM1 acute leukemias. We expect that the Phase 1b trial, which we refer to as AUGMENT-102, will enroll up to 27 patients.

In December 2021, we presented positive date from the Phase 1 portion of our AUGMENT-101 trial in heavily pretreated patients with MLLr or NPM1c mutations in an oral presentation during the American Society of Hematology (ASH) Virtual Annual Meeting. The following table summarizes select efficacy and safety data that has been presented by us throughout 2021.

* Overall Response Rate = CR + CRh + CRp + CRi + MLFS

In the data that we presented at ASH, SNDX-5613 was well tolerated, with no discontinuations due to treatment-related adverse events observed. The only dose limiting toxicity observed was Grade 3 QT prolongation, which occurred in 7% (n=3/43) of patients treated at the four doses that met the study’s pre-defined recommended Phase 2 dose criteria.

In January 2020, the FDA granted SNDX-5613 Orphan Drug Designation, or ODD, for the treatment of adult and pediatric AML and in June 2021, the FDA granted Fast Track Designation to SNDX-5613 for the treatment of adult and pediatric patients with relapsed or refractory acute leukemias harboring a MLLr or NPM1 mutation. In December 2021, we announced that the European Commission granted ODD to SNDX-5613 for the treatment of AML.

SNDX-5613

Rationale for Targeting MLLr

MLLr leukemias arise by rare, spontaneous translocations at the MLL1 locus (11q23). It is estimated that approximately 10% of AML and ALL harbor this MLL-re-arrangement with a worldwide incidence of approximately 5,000 to 7,000 cases per year. These translocations generate oncogenic fusion proteins with more than 90 different MLL fusions currently known. All MLL fusion proteins bind with high affinity to the chromatin associated protein menin through a conserved N-terminal sequence. This specific interaction with menin enables an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple leukemic xenografts harboring MLL fusions. Inhibiting the menin-MLL1 interaction represents a novel targeted strategy for the treatment of MLLr leukemias. Today, the first choice therapy for both MLLr AML and MLLr ALL still relies heavily on intensive chemotherapy, if a patient can tolerate such treatment. Despite these patients being routinely diagnosed, there are currently no targeted therapies approved to treat patients with MLLr acute leukemias. Currently there are several other clinical-stage menin-inhibitors in development for the treatment of MLLr AML and MLLr ALL.

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

Like MLLr, NPM1 is readily diagnosed as part of the standard AML patient work-up today, and yet there are no approved targeted therapies approved to treat patients with a NPM1 mutant AML. There are several additional clinical stage agents currently advancing as potential treatments for NPM1 mutant AML.

Axatilimab

We are also developing axatilimab a monoclonal antibody targeting the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Axatilimab binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. CSF-1R signaling on these cells has been demonstrated in preclinical studies conducted in animal models of skin and lung chronic graft versus host disease, or cGVHD, to be the key regulatory pathway involved in the expansion and infiltration of the macrophages that mediate fibrosis and the cGVHD disease process. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, axatilimab has the potential to be used to treat cGVHD as well as other fibrotic diseases where monocyte-derived macrophages have been shown to play a significant role.

Our near-term focus is to rapidly establish that axatilimab can provide meaningful clinical benefit in patients with advanced cGVHD where prior therapies are no longer effective and to establish proof-of-concept of using axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

We announced that following our end of Phase 1 meeting with the FDA, we have aligned on a regulatory path for axatilimab for the treatment of cGVHD. We commenced a pivotal Phase 2 trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. The primary endpoint is the objective response rate based on the 2014 NIH consensus criteria for GVHD with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We anticipate releasing topline data in 2023. We completed enrollment of the Phase 1/2 trial evaluating axatilimab for the treatment of patients with cGVHD in the second quarter of 2021.

In December 2021, we presented positive data from the Phase 1/2 trial of axatilimab in patients with recurrent or refractory chronic cGVHD despite two or more prior lines of therapy in an oral presentation during the American Society of Hematology at ASH. During the presentation, and in a press release that we issued on the presentation date, we shared that as of October 22, 2021 (data cutoff) a total of 40 patients were treated in the SNDX-6352-503 trial, who received a median of four prior systemic therapies. There were 31 evaluable patients treated at 1mg/kg every 2 weeks or 3mg/kg every 4 weeks, the doses that we are testing in the ongoing AGAVE-201 global pivotal study. Of the evaluable patients, responses were observed in 68% (n=21/31) of patients, with a best ORR (complete response (CR) plus partial response) of 72% (n=18/25) at 1mg/kg every two weeks and 50% (n=3/6) at 3mg/kg every four weeks. Responses observed across a range of organ systems with difficult to treat manifestations such as lung (n=5/15), skin (n=3/28), and joints and fascia (n=16/24). Fifty-three percent of patients (n=16/30) reported clinically meaningful improvement as measured by at least a 7-point decrease in Lee Symptom Scale score. As of data cutoff 43% (n=17/40) of patients remained on treatment.

In the data that we presented at ASH, axatilimab was well-tolerated with a favorable safety profile. The most common observed adverse events were consistent with on-target effects on liver enzyme pharmacology. There was no incidence of cytomegalovirus or other viral reactivation and no apparent increases in risk for infection. Enrollment remains ongoing in the global pivotal Phase 2 AGAVE-201 trial of axatilimab in patients with cGVHD, with topline data expected in 2023.

In March and April of 2021, we announced that the FDA granted Orphan Drug Designation to axatilimab for the treatment of patients with cGVHD and idiopathic pulmonary fibrosis, or IPF. In addition to the ongoing AGAVE-201 trial, we and Incyte expect to initiate additional trials of axatilimab in patients with cGVHD in 2022, including a Phase 2 trial in combination with a JAK inhibitor in patients with steroid-refractory cGVHD. Beyond cGVHD, we plan to commence a Phase 2 proof-of-concept trial of axatilimab in the first half of 2022 in patients with IPF.

Axatilimab in GVHD

cGVHD, an immune response of the donor-derived hematopoietic cells against recipient tissues, is a serious, potentially life-threatening complication of allogeneic hematopoietic stem cell transplantation, or HSCT, that can last for years. cGVHD is estimated to develop in approximately 40% of transplant recipients and affects approximately 14,000 patients in the United States. cGVHD typically manifests across multiple organ systems, with the skin and mucosa being commonly involved, and is characterized by the development of fibrotic tissue

The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunmodulators such as rituximab, IL-2. Imbruvica® (ibrutinib), a BTK inhibitor, was the first FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients. While approved agents have shown a benefit in improving symptoms of this disease, none have demonstrated an improvement in long-term outcomes and a significant unmet medical need still remains for this patient population. Additionally, all currently approved agents are believed to exert their effect through T- and B-cells, with minimal impact on macrophages. By inhibiting the work of monocyte-derived macrophages, Axatilimab, provides a differentiated way to treat cGVHD, which we expect is ultimately expected to have a more pronounced impact on the fibrotic process. We also believe that shifting CSF-1R inhibition earlier in the treatment phase of cGVHD, to minimize formation of fibrotic tissue, could have a meaningful long-term impact on the disease process itself.

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

We have deprioritized the development of entinostat, but may opportunistically explore potential disease areas where entinostat could play an important therapeutic role.

Collaborations

Incyte Collaboration and License Agreement

In September 2021, we entered into a collaboration and license agreement, or the Incyte Agreement, with Incyte for the development and commercialization of axatilimab. Additionally, in September 2021 the Company entered into a share purchase agreement with Incyte, or Incyte Share Purchase Agreement. Collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreement, Incyte received exclusive commercialization rights outside of the United States, and we and Incyte will, subject to the exercise of our co-promotion option, have co-commercialization rights in the United States, with respect to axatilimab. Incyte is responsible for leading commercialization strategy and booking all revenue from worldwide sales of axatilimab, subject to its royalty payment obligations set forth below. The parties will share equally the profits and losses from the co-commercialization efforts. We and Incyte are co-developing axatilimab and sharing development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and we are responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan. A joint development committee between us and Incyte will govern future development of axatilimab.

In addition, we and Incyte entered into a Letter Agreement memorializing how the parties would work together in the event that the government intervened in the proposed collaboration and the parties are forced to terminate and unwind the collaboration. Pursuant to the Letter Agreement, the parties agreed, in part, (i) to permit Incyte to terminate the Incyte Agreement through September 2022 if, prior to March 23, 2022, either party for the first time receives a formal request from either the Federal Trade Commission or the Department of Justice, Antitrust Division, regarding the Incyte Agreement, which we refer to as the Termination Right, and (ii) to provide the parties with a mechanism to settle any gain or loss related to Incyte’s equity investment in the Company solely in the event that Incyte exercises its Termination Right. If Incyte exercises its Termination Right, (x) we will refund to Incyte the $117 million upfront license fee and any payments made by Incyte for royalties, milestones and development costs and any other amounts paid by Incyte to us under the Incyte Agreement, and (y) we will waive any remaining lock-up restrictions and Incyte may sell may the shares of our common stock that it purchased in connection with its equity investment pursuant to the Incyte Agreement. Following a sale of its shares, Incyte will remit to us any gain that it received, or, alternatively, we will repay Incyte for any loss that it incurred in each case in connection with the sale of the shares. The Termination Right expires if the parties do not receive a formal request before March 23, 2022. To date, the parties have not received any formal request from either the Federal Trade Commission or the Department of Justice, Antitrust Division.

Upon signing the Letter Agreement in December 2021 both the Incyte Agreement and Incyte Share Purchase Agreement became effective. As a result, we received an upfront fee of $117 million and we issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share. We are eligible to receive up to $230 million in commercialization milestones as well as tiered royalties ranging in the mid-teens on sales outside of the United States.

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

License Agreements

Vitae Pharmaceuticals, Inc.

We have a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, or the AbbVie License Agreement, under which Vitae granted us an exclusive, sublicenseable, worldwide license to, preclinical, orally-available, small molecule inhibitors of the interaction of menin with the MLL protein, or the Menin Assets. We are solely responsible for the development and commercialization of the Menin Assets.

Subject to the achievement of certain milestone events, we may be required to pay Vitae up to an aggregate of $99 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Vitae. In June 2019, we achieved certain development and regulatory milestones resulting in a $4.0 million payment, which was paid with interest in May 2020. In January 2022, we dosed the first patient in our pivotal phase 2 study, consequently completing our phase 1 study. Completion of the phase 1 study requires us to pay AbbVie a $2.0 million development milestone. We anticipate paying this milestone in the first quarter of 2022.

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

UCB

We have a license agreement with UCB, or the UCB license agreement, under which UCB granted us a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as axatilimab. The UCB license agreement permits us to use axatilimab or other licensed products for all human uses, including treatment, prevention and diagnostic uses, in all indications, diseases, conditions or disorders, and we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval and commercialize a certain licensed product. We are solely responsible for the development and commercialization of axatilimab.

Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. In the event that we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. During the year ended December 31, 2020 and 2021, we were required to pay $2.0 million and $4.0 million, respectively, due to the achievement of certain development and regulatory milestones. As of December 31, 2021, $2.0 million is recorded as an accrued expense.

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

Bayer Pharma AG

We have a license agreement with Bayer Pharma AG, or Bayer, pursuant to which we obtained a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. The Bayer license agreement, as amended, permits us to use entinostat or other licensed products for the treatment of any human disease, and we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize licensed products for all commercially reasonable indications. Initially, Bayer manufactured and supplied our requirements of entinostat, but effective May 2012, manufacturing rights and responsibility for entinostat was transferred to us, by mutual agreement of the parties.

We are obligated to pay up to approximately $50.0 million in the aggregate upon obtaining certain milestones in the development and marketing approval of entinostat, assuming that we pursue at least two different indications for entinostat or any other licensed product. We are also obligated to pay Bayer up to $100.0 million in aggregate sales milestones, and a tiered single-digit royalty on net sales by us, our affiliates and sublicensees of entinostat and any other licensed products under the Bayer license agreement. We are obligated to pay Bayer these royalties on a country-by-country basis for the life of the relevant licensed patents covering such product or 15 years after the first commercial sale of such product in such country, whichever is longer. We cannot determine the date on which our royalty payment obligations to Bayer would expire because no commercial sales of entinostat have occurred and the last-to-expire relevant patent covering entinostat in a given country may change in the future.

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

Eddingpharm International Company Limited

We have a license, development and commercialization agreement with Eddingpharm International Company Limited, or Eddingpharm, under which we granted Eddingpharm an exclusive license under our intellectual property rights to develop and commercialize entinostat in China and certain other Asian countries. This license includes a sublicense under the rights we received under the Bayer license agreement. If we acquire or develop any other anti-cancer drug that, like entinostat, is a selective inhibitor of Class I HDAC, such drug will be included in this license as well. Eddingpharm is manufacturing entinostat during the term of the agreement or through termination of the agreement for our breach. During the term of the agreement, subject to certain exceptions, each party is prohibited from commercializing in China and certain other Asian countries any other selective inhibitor of Class I HDACs for the same indication as entinostat, with all forms of cancer being treated as the same indication.

We are eligible to receive up to $10.0 million in development and regulatory milestone payments as well as royalty payments based on revenue targets. Royalty payment obligations will be payable in each country in the Eddingpharm territory until the later to occur of (i) the date that all valid claims of the last effective license patent in such country expires or is abandoned, withheld or otherwise invalidated and (ii) 15 years from the date of first commercial sale of entinostat in such country. Any payments owed to Bayer as a result of Eddingpharm’s development of entinostat in the Eddingpharm territory will be made by us out of the payments we receive from Eddingpharm.

The agreement with Eddingpharm will expire with respect to each country in the Eddingpharm territory upon the expiration of all royalty payment obligations in such country. In addition, we may terminate the agreement in its entirety upon written notice to Eddingpharm if Eddingpharm or any affiliate commences any action or proceeding that challenges the validity, enforceability or scope of any licensed patent in the Eddingpharm territory. Eddingpharm may terminate the agreement in its entirety for convenience at any time upon advance notice to us. Either party may terminate the agreement for the other party’s uncured material breach, or bankruptcy or related actions or proceedings. If we commit an uncured material breach of certain provisions of the agreement, Eddingpharm may, instead of terminating the agreement, elect to continue the agreement in full force and effect except certain payments to us will be reduced.

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

Axatilimab Patent Portfolio

We in-licensed from UCB a patent portfolio directed to axatilimab. As of December 31, 2021, the axatilimab composition-of-matter patent portfolio included two granted U.S. patents, seven allowed non-U.S. applications, fourteen granted non-U.S. patents, including a granted EP patent which has been validated in 37 countries, and 19 non-U.S. pending patent applications. The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted.

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

Our owned axatilimab patent portfolio includes one pending U.S. patent application and six non-U.S. patent application directed to combinations of entinostat and axatilimab. If any one of these applications were to issue as one or more patents, these patents would expire in May 2038 or later should patent term extension be granted. Our owned axatilimab patent portfolio also consists of one pending international patent application under the Patent Cooperation Treaty, or PCT, directed to the treatment regimens and methods of using axatilimab. If this PCT application were to issue as one or more patents, these patents would expire in December 2040 or later should patent term extension be granted.

Menin Asset Patent Portfolio

We in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r. As of December 31, 2021, the in-licensed portfolio includes two granted U.S. patents, U.S. Patent Nos. 10,683,302 and 10,899,758, six granted non-U.S patents, including a granted European patent, which was validated in 30 member states, two pending U.S. applications and 28 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. The granted patents based on the in-licensed applications is expected to expire June 2037 or later should patent term extension be granted. If the in-licensed application were to issue as one or more patents, these patents would expire between June 2037 and September 2037.

Our owned menin patent portfolio consists of one pending international patent application under the Patent Cooperation Treaty, or PCT, directed to combinations of a menin inhibitor and a CYP3A inhibitor for the treatment of various cancers.  Our owned menin patent portfolio also consists of two U.S. provisional applications directed to menin inhibitors and combinations with various other compounds. If any applications arising from the PCT or provisional applications were to issue as one or more patents, these patents would expire between April 2041 and May 2042 or later should patent term extension be granted.

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2021, our portfolio included four owned pending U.S. non-provisional patent applications, one owned granted U.S. patent, U.S. Patent No. 10,226,472, which expires in August 2032 or later should patent term extension be granted, one allowed U.S. non-provisional patent application directed to methods of treating a patient with combinations of entinostat and pembrolizumab, eight granted non-U.S. patents (including one Canadian patent jointly owned with The Regents of the University of Colorado, which will expire in April 2029), and 49 owned non-U.S. pending patent applications. Also, we have filed national phase applications in the Eurasia Regional Patent Office, Ukraine and Georgia based on our owned PCT application directed to treatment of selected breast cancer patients with a combination of entinostat and exemestane. We have assigned our rights to the application we filed in the Eurasia Regional Patent Office to Domain Russia Investments Limited, or DRI. We have also assigned our rights to the applications we filed in Ukraine and Georgia to NovaMedica LLC, or NovaMedica. Our owned entinostat patent portfolio includes pending U.S. and ex-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat and exemestane, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies, entinostat and CSF-1 or CSF-1R combination therapies (also discussed above in the Axatilimab Patent Portfolio) and patient selection for combination therapy comprising entinostat and a second therapeutic agent. If our owned pending U.S. applications and non-U.S. filings were to issue as one or more patents, these patents would expire between August 2032 and May 2039.

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

Of the unexpired foreign-granted patents we licensed from Bayer, there are 33 granted foreign counterparts of the ‘166 patent (now RE45,499) that cover crystalline polymorph B, including the European patent and Eurasian patent. The granted European patent comprises 37 national countries that have all been validated, and the granted Eurasian patent comprises nine countries that have all been validated. Likewise, there are 3 pending foreign counterparts of the ‘166 crystalline polymorph B patent. Other patents and patent applications in the licensed Bayer portfolio are expired and cover methods of treatment by administration of entinostat. For example, U.S. Patent 7,317,028, which expired in October 2017, covers methods of treating selected cancers by administration of entinostat; U.S. Patent 7,687,525, which also expired in September 2017, covers methods of treating autoimmune disease by administration of entinostat; U.S. Patent 6,320,078, which expired in July 2019, covers methods of manufacturing entinostat; U.S. Patent No. 8,026,239, which expired in September 2017, covers methods of treating certain malignant tumors by administration of a compound within a subgenus of benzamide compounds including entinostat; U.S. Patent RE40,703, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat; and U.S. Patent 6,794,392, which expired in September 2017, covers a subgenus of benzamide compounds that does not include entinostat.

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

Some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring board or committee. This group provides recommendations for whether or not a trial may move forward at designated checkpoints based on access to certain data from the study. A sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

Breakthrough therapy designation does not change the standards for approval but may expedite the development or review process.

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

The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement to the extent products for which we may receive regulatory approval are covered under a pharmacy benefit or are otherwise subject to a formulary. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members;

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On December 27, 2021, CMS issued a final rule that rescinded an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of February 25, 2022, we had 59 full-time employees. Of the full-time employees, 41 were primarily engaged in research and development activities and 15 have an M.D. or Ph.D. degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Compensation and Benefits

We consider a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry, opportunities for equity ownership, development programs that enable continued learning and growth and a robust benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we have conducted employee surveys to gauge employee engagement and identify areas of future focus for our human capital practices and benefits offerings.

Diversity, Equity and Inclusion (DEI)

We believe that a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws.  We understand that varied perspectives lead to the best ideas and outcomes. We believe that by creating a workplace where every individual can feel welcome and valued, we will be better able to achieve our corporate objectives. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity.

Corporate and Other Information

We were incorporated in Delaware in 2005. In 2011, we established a wholly owned subsidiary in the United Kingdom, in 2014 we established a wholly owned U.S. subsidiary, and in 2021, we established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. We currently operate in one segment.

Our principal executive offices are located at 35 Gatehouse Drive, Building D, Floor 3, Waltham, Massachusetts 02451 and our telephone number is (781) 419-1400. Our corporate website address is www.syndax.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

•	Our dependency upon our collaboration with Incyte to further develop and commercialize axatilimab.
•	If we are or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.
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

•	We have incurred net losses since our inception, except 2021, and anticipate that we will continue to incur net losses for the foreseeable future.
•	We currently have no source of product revenue and may never achieve or maintain profitability.
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

While the COVID-19 pandemic has not yet had a material impact on our business operations, quarantines and various government orders related to the pandemic, including its variants, may adversely impact our business operations and the business operations of our contract research organizations conducting our clinical trials and our third-party manufacturing facilities in the United States and other countries. In particular, if the pandemic continues to persist for an extended period of time and continues to impact essential distribution systems such as FedEx and postal delivery or if it results in facility closures facility closures for cleaning and/or insufficient staff, these ongoing constraints associated with the pandemic could cause disruptions to our supply chain and operations, including associated delays in the manufacturing and supply of our products, which would adversely impact our ability to continue our clinical trial operations.

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

The spread of COVID-19, including its variants, has caused a broad impact globally and may materially affect us economically. While the full extent of the economic impact brought by, and the duration of, the pandemic may be difficult to assess or predict, it has resulted in uncertainty in macroeconomic conditions and result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.  In addition, a recession or market correction resulting from the pandemic could materially affect our business and the value of our common stock.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that cause COVID-19 are circulating globally. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures in the United States and other countries, the rollout of mass vaccinations for COVID-19 and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. While vaccines have been approved and are being deployed, the timing of achieving widespread vaccination remains uncertain, and the vaccines may be less effective against new variants, potentially leading to the reimpositions of restrictions in an effort to mitigate risks to public health, especially as more infectious variants of the virus emerge for a prolonged period of time, further delaying the return of the global economy to pre-pandemic levels.

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

•	timely completion of the pivotal Phase 2 cohorts of the AUGMENT-101 trial of SNDX-5613 in patients with relapsed/refractory acute leukemias;
•	timely completion of the pivotal Phase 2 trial, AGAVE-201, of axatilimab in patients with chronic Graft Versus Host Disease, or cGVHD;
•	timely completion of any future clinical trials of SNDX-5613 and axatilimab;
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

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NPM1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLLr interaction, such as SNDX-5613, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing SNDX-5613 is to conduct a Phase 1/2 clinical trial in relapsed/refractory patients with MLLr and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of SNDX-5613, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of SNDX-5613 across three expansion cohorts enrolling pediatric and adult patients with MLLr acute lymphoblastic leukemia, or ALL, MLLr acute myeloid leukemia, or AML, and NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of SNDX-5613 in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. Our approach is to conduct a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who have failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we have aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. While we believe that we have established sufficient efficacy to warrant continued development in this indication, we have not yet sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in April and December 2021, we announced interim data from our Phase 1/2 clinical trial of SNDX-5613. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are dependent upon our collaboration with Incyte to further develop and commercialize axatilimab. If we or Incyte fail to perform as expected or if the collaboration is terminated as a result of actions by the Federal Trade Commission or the Department of Justice, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of axatilmab may be terminated or substantially delayed, and our business could be adversely affected.

We are subject to numerous risks related to the Incyte Agreement to collaborate on the development and commercialization of axatilimab.

For example, there is no assurance that the parties will achieve any of the regulatory development or sales milestones, that we will receive any future milestone or royalty payments under the collaboration agreement or that the collaboration will not be unwound as a result of actions by the Federal Trade Commission or the Department of Justice. Incyte’s activities may be influenced by, among other things, the efforts and allocation of resources by Incyte, which we cannot control. If Incyte does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to axatilimab could be delayed or terminated. In addition, our license with Incyte may be unsuccessful due to other factors, including, without limitation, the following:

•	Incyte may terminate the agreement for convenience upon 90 or 180 days’ notice depending on whether or not the parties have commercialized axatilimab in an indication in the respective territory;
•	Incyte may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to axatilimab
•	Incyte may, within its commercially reasonable discretion, choose not to develop and commercialize axatilimab in all relevant markets or for one or more indications, if at all; and
•

if Incyte is acquired during the term of our collaboration, the acquirer may have competing programs or different strategic priorities that could cause it to reduce its commitment to our collaboration or to terminate the collaboration.

We cannot ensure that the potential strategic benefits and opportunities expected from this collaboration with be realized on our anticipated timeline or at all.

If we or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic;
•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of an orphan indication, we are pursuing;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consent; and
•	risk that enrolled subjects will drop out before completion.

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

We periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may enter into strategic collaborations that we subsequently no longer wish to pursue, and we may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers for the foreseeable future, we do not have direct control over the ability of these manufacturers to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In additional, public health epidemics, such as the COVID-19 pandemic, may impact the ability of our existing or future manufacturers to perform their obligations to us.

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

We currently exclusively sublicense entinostat to Eddingpharm for development and commercialization of entinostat in China and select Asian countries. In December 2021, Eddingpharm announced that the results of its multi-center, randomized, double-blinded, placebo-controlled Phase III registration trial, which was designed to evaluate entinostat plus exemestane compared to placebo plus exemestane in patients with locally advanced or metastatic HR positive, HER2 negative breast cancer who have previously progressed on hormone therapy, showed that entinostat plus exemestane improved progression free survival, overall response rate and disease control rate, compared with placebo plus exemestane in patients with advanced HR positive, HER2 negative breast cancer who had progressed after previous endocrine therapy. Nonetheless, it is possible that any future clinical trials conducted by Eddingpharm, including the forthcoming overall survival data in its ongoing Phase III registration trial, and trials by other current or future sublicensees in their respective jurisdictions could have negative results, which in turn could have a material adverse effect on the development of entinostat for development and commercialization in the United States and the rest of the world.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation has extended the 2% reduction to 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional congressional action is taken. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. On December 27, 2021, CMS issued a final rule that rescinded the interim final rule implementing the Trump administration’s Most Favored Nation executive order. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In order to market any approved product candidate in the future, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities. To develop our internal sales, distribution and marketing capabilities, we must invest significant amounts of financial and management resources in the future. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

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

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations as well as privacy and data security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, exclusion from participation in government healthcare programs, curtailments or restrictions of our operations, administrative burdens and diminished profits and future earnings

Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct clinical research and market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufacturers to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal information, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal information, including health information, could result in significant legal and financial exposure and reputational damages).

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

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception, except 2021, and anticipate that we will continue to incur net losses for the foreseeable future.

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

For the year ended December 31, 2021, we reported a net income of $24.9 million. We reported a net income attributable to stockholders of $24.9 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $543.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. The COVID-19 pandemic has resulted in periods of significant disruption of global financial markets. If future disruption or volatility occur, we could experience an inability to access additional capital. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

Our amended loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $80.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of December 31, 2021, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. These changes could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due, and also could increase our compliance, operating and other costs, as well as the costs of any future products. For example, tax legislation enacted in 2017 made many significant changes to the U.S. tax laws, some of which were further modified in 2020, and may be modified or repealed in the future by the current or a future U.S. administration. Regulatory or other guidance from the Internal Revenue Service and other tax authorities with respect to any tax legislation also may affect us. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the utilization of net operating losses and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings, as applicable, could increase our future tax expense and could have a material adverse impact on our business and financial condition.

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

We have a license, development and commercialization agreement, or the Bayer license agreement, with Bayer pursuant to which we obtained a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. The Bayer license agreement, as amended, permits us to use entinostat or other licensed products under the Bayer license agreement for the treatment of any human disease, and we are obligated to use commercially reasonable efforts to develop, manufacture and commercialize licensed products for all commercially reasonable indications.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2021, we sold a total of 3,802,144 shares of our common stock and pre-funded warrants to purchase 1,142,856 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of December 31, 2021, we had 3,975,024 pre-funded warrants outstanding. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants will result, in dilution to our stockholders.

We may also seek additional funding through government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations, and such additional funding may not be available on reasonable terms, if at all. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, on December 22, 2021, we entered into Amendment No. 1 to our Loan Agreement with Hercules, which provided for increased aggregate maximum borrowings of up to $80.0 million in multiple tranches. Our only borrowings to date under the Loan Agreement are the first tranche of $20.0 million, which we drew upon on February 7, 2020. Borrowings under the Loan Agreement are collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts.

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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 39.7% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Effective as of December 31, 2021, we are a large accelerated filer, which will increase our costs and demands on management.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2021, we are a large accelerated filer as of December 31, 2021, and no longer qualify as an EGC. Additionally, due to our public float as of June 30, 2021, we will no longer qualify as a smaller reporting company as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our quarterly report on Form 10-Q for the three-month period ending March 31, 2022.

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

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

While we were an EGC, our independent registered public accounting firm was not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption no longer applies to us as of December 31, 2021.  Accordingly, beginning with this annual report on Form 10-K for the year ending December 31, 2021, we are required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is currently located in Waltham, Massachusetts, and consists of 12,207 square feet of leased office space under a lease that expires on February 28, 2025. We also have 4,039 square feet of leased office space in New York, New York, under a lease that expires on August 31, 2022. We believe that our existing facilities are sufficient for our needs for the foreseeable future. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

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

Holders of Record

As of February 24, 2022, we had approximately 17 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The performance graph shown below compares the annual change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2016, through the year ended December 31, 2021. The graph assumes an investment of $100 on December 31, 2016 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved]

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on March 12, 2021.

Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are SNDX-5613 and SNDX-6352, or axatilimab. We are developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have generated minimal license revenue, except for in 2021. Other than in 2021, we have never been profitable and have incurred losses in each period since our inception in 2005. For the year ended December 31, 2021, we reported a net profit of $24.9 million, and for the years ended December 31, 2020, and 2019, we reported a net loss of $73.2 million and $56.0 million, respectively. For the year ended December 31, 2021, we reported a net profit attributable to common stockholders of $24.9 million, and for the years ended December 31, 2020, and 2019, we reported a net loss attributable to common stockholders of $77.1 million and $56.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $543.7 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $439.9 million.

We continue to monitor our daily operations and program timelines during the ongoing COVID-19 pandemic. The health and safety of our employees as well as the patients and people participating in and operating our clinical trials are of paramount importance. COVID-19, including its variants did not impact our financial guidance or changed our timelines for clinical data in 2021.

COVID-19 Business Update

We continue to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. While we are not experiencing financial impacts at this time, given the changes in global macroeconomic conditions, the overall disruption of global healthcare systems, potential limitations to the efficacy of vaccines for COVID-19, the evolution of multiple variants of the virus and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely. We have gradually reopened our offices to allow employees to return to the office, while also supporting remote working options.

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate supplies of SNDX-5613 and axatilimab. If the COVID-19 pandemic continues to persist and if it impacts essential distribution systems such as FedEx and postal delivery or if it results in facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to our clinical trial operations.

With respect to clinical development, we continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have, and may continue to experience, disruptions and/or delays in our ability to initiate trial sites and enroll and assess patients. As the COVID-19 pandemic continues, we anticipate an ongoing, though minimal, impact on our ability to maintain patient enrollment in the AUGMENT-101 and AGAVE trials. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the year ended December 31, 2021 and 2020 have been solely derived from our license, development and commercialization agreements with Kyowa Kirin Co., Ltd., or KKC, and with Incyte Pharmaceuticals, Inc, or Incyte.

We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. In 2021, we received $152.0 million total consideration from the Incyte Agreements. We allocated $126.6 million of the total consideration received  to the license, and such amount was recognized as license revenue upon transfer of license to Incyte in December 2021 .

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

In September 2021, KKC informed us that they discontinued the entinostat program and cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue which was previously deferred.

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

Other (Expense) Income

Other (expense) income includes income recorded for the change in fair value of derivative liability established based on the terms under of the Letter Agreement with connection with the share purchase agreement.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Revenue from Contracts with Customers

We enter into license agreements for the development and commercialization of our product candidates. License agreements may include non-refundable upfront payments, contingent payments based on the occurrence of specified events under our license arrangements, partial or complete reimbursement of research and development expenses, license fees and royalties on sales of entinostat if they are successfully approved and commercialized. Our performance obligations under the license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees.

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

We assessed the promises to determine if they are distinct performance obligations. Once the performance obligations are determined, the transaction price is allocated based on a relative standalone selling price basis. Milestone payments and royalties are typically considered variable consideration at the outset of the contract and are recognized in the transaction price either upon occurrence or when the constraint of a probable reversal is no longer applicable.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. Arrangements containing licenses to our intellectual property typically provide for a know-how transfer period. These arrangements may or may not also include rights to future updates of that intellectual property and related know-how. Revenues from non-refundable, up-front fees allocated to the licenses are recognized as the license is transferred to the customer and the customer is able to use and benefit from the license. This generally takes place over the related know-how transfer period, or if applicable, over the term of transfer of future updates to the intellectual property.

Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license fees and earnings in the period of adjustment. For development milestones related to the KKC Agreement, we do not take a substantive role or control the research, development or commercialization of any products generated by KKC. Therefore, we are not able to reasonably estimate when, if at all, any development milestone payments may be payable to us. As such, the development milestone payments associated with the KKC Agreement involve a substantial degree of uncertainty and risk that they may never be received.

Commercial Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of commercial sales, and the license is deemed to be the predominant item to which the royalties or commercial milestones relate, we will recognize revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date no commercial milestone payments or royalties have been achieved.

When no performance obligations are required of us, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as license fees. Sales-based milestones and royalties will be recognized as royalty revenue at the later of when the related sales occur or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Upfront payment contract liabilities resulting from our license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us.

For license fee revenues, we recorded revenues of $126.6 million relating to the Incyte Agreement and $13.3 million relating to the KKC Agreement.

We applied significant judgment to our Incyte Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that the transfer of the license to Incyte was a distinct performance obligation, separate from the ongoing collaboration activities.  As such, we estimated the standalone selling price to be $126.6 million which we recognized as $126.6 million of license revenue for the year ended December 31, 2021.

We applied significant judgment to our KKC Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. In September 2021, KKC informed us, that they have discontinued the entinostat program and have cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue which was previously deferred.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021.

Comparison of the years ended December 31, 2021 and 2020:

	Years Ended December 31,			2021 - 2020 Increase (Decrease)		2020 - 2019 Increase (Decrease)
(in thousands)	2021	2020	2019	$	%	$	%
Revenues:
License fees	$139,709	$1,517	$1,517	$138,192	9110%	$—	0%
Total revenues	139,709	1,517	1,517	138,192	9110%	—	0%
Operating expenses:
Research and development	88,248	50,435	42,994	37,813	75%	7,441	17%
General and administrative	25,241	22,505	16,062	2,736	12%	6,443	40%
Total operating expenses	113,489	72,940	59,056	40,549	56%	13,884	24%
Income (Loss) from operations	26,220	(71,423)	(57,539)	(97,643)	(137)%	13,884	24%
Other (expense) income:
Interest income	403	841	1,571	(438)	(52)%	(730)	(46)%
Interest expense	(1,899)	(2,357)	—	458	(19)%	(2,357)	100%
Other (expense) income	202	(219)	(79)	421	192%	(140)	(177)%
Total other (expense) income	(1,294)	(1,735)	1,492	441	(25)%	(3,227)	(216)%
Net income (loss)	$24,926	$(73,158)	$(56,047)	$(98,084)	(134)%	$17,111	31%

License Fees

For the years ended December 31, 2021 and 2020, we recognized license fees of $139.7 million and $1.5 million, derived from the Incyte and KKC license agreements, respectively. For additional information on our agreement with Incyte and KKC, please refer to Note 4 Revenue, to these consolidated financial statements.

Research and Development

For the year ended December 31, 2021, our total research and development expenses increased by $37.8 million, or 75%, to $88.2 million from $50.4 million for the prior year due to increases in clinical trial activities expenses of $31.3 million, professional expenses of $1.2 million, and employee related expenses of $5.3 million. The increase in clinical activities expenses was due to increased study activities related to SNDX-5613 of $7.7 million, increased CMC batch production costs for the Menin program of $9.5 million, increased study activity related to axatilimab of $9.3 million, increased development activities for the Menin program of $4.1 million and for axatilimab of $1.1 million, and an increase in license fees of $2.3 million, which were offset by reduction in the entinostat program of $2.7 million. The increase in employee related expense is primarily due to salary and benefits of $3.3 million and increase in stock-based compensation of $2.0 million due to increase in headcount.

We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	$	%
External research and development expenses	$68,468	$36,303	$32,165	89%
Internal research and development expenses	19,780	14,132	5,648	40%
Total research and development expenses	$88,248	$50,435	$37,813	75%

General and Administrative

For the year ended December 31, 2021, our total general and administrative expenses increased by $2.7 million, or 12%, to $25.2 million, from $22.5 million for the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $2.7 million. The increase in employee related expenses is due to an increase in stock compensation expense of $2.3 million and $0.4 million for salary and benefits due to increased headcount. The increased stock compensation expense includes $0.7 million related to the modification of option agreements in connection with the retirement of a certain employees.

Interest Income and Interest Expense

For the year ended December 31, 2021, interest income, decreased by $0.4 million from the prior year. This decrease was primarily due to a lower average cash and investment balance and lower interest rates on our investments.

Interest expense consists primarily of interest expense on our term loan, operational and capital leases. The decrease is primarily due to our amended term loan.  For additional information on the loan amendment agreement, please refer to Note 14, Loan Payable, to these financial statements.

Other (Expense) Income

Other (expense) income increased by $0.4 million from the prior year. This increase was primarily due to the change in fair value of the derivative liability recorded as of the Incyte Agreement.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash, cash equivalents and short-term investments totaling $439.9 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, our follow-on stock offerings, our term loan, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our cash, cash equivalents and short-term investments as of December 31, 2021, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Loan and Security Agreement

On December 22, 2021, we entered into Amendment No. 1 to our existing loan and security agreement, or the First Amendment with the several banks and financial institutions or entities from time-to-time party thereto, or the Lender, and Hercules Capital, Inc., in its capacity as administrative agent for itself and the Lender, or the Agent. The First Amendment amended that certain loan and security Agreement dated as of February 7, 2020, (as amended by the First Amendment, the Loan Agreement), among the Borrower, the Lender and the Agent.

The First Amendment increases the amount that we may borrow by $50.0 million, from up to $30.0 million to up to $80.0 million, in multiple tranches.  The First Amendment increases the second tranche, or Tranche 2, from $10.0 million to $30.0 million with $15.0 million being available at our option through April 30, 2022 and another $15.0 million being available at our option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022.  The First Amendment also provides for a third tranche of $30.0 million, or Tranche 3, which is available, subject to the Agent’s investment committee approval, through an interest-only period. Our only borrowings to date under the Loan Agreement are the first tranche of $20.0 million, which we drew upon the closing of the Loan Agreement on February 7, 2020.

Additionally, the First Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan Agreement are required from October 1, 2021 to January 1, 2023, which is further extendable to December 31, 2023 upon the partial or full draw of Tranche 2, or the Interest-Only Period, (ii) extended the maturity date of Loan Agreement from September 1, 2023 to April 1, 2024, (iii) decreased the annual interest rate from the greater of (w) 9.85% or (x) 5.10% plus the Wall Street Journal prime rate to the greater of (y) 9.25% or (z) 6.00% plus the Wall Street Journal prime rate, (iv) applies a facility charge equal to 0.50% of any future draws, (v) applies a 4.99% end of term charge to any future draws payable on the maturity date, (vi) permits the entry into our collaboration and license agreement as previously disclosed with Incyte Corporation, and (vii) adds a minimum cash covenant applicable on the occurrence of certain events.  The First Amendment also resets the prepayment premium requirements as of the date of the First Amendment so that any prepayments are subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Loan Amendment, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Loan Amendment, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the maturity date.

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

Future Funding Requirements

We believe that our available cash, cash equivalents and short-term investments and continued access to our term loan are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our material cash requirements include the following contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see our consolidated financial statements.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Term loan (1)	$24,235	$1,883	$22,352	$—	$—
Operating leases for office space (2)	1,303	473	376	454	—
Operating lease for office equipment (3)	2	2	—	—	—
Capital lease for office equipment (4)	1	1	—	—	—
	$25,541	$2,359	$22,728	$454	$—
(1)	Amounts include the estimated interest under our Term loan based on the interest rates in effect as of December 31, 2021.

(2)

In September 2016, we entered into a new five-year operating lease for office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. In August 2021, the Company signed a 36-month extension of the lease for the office space in Waltham. In December 2015, we entered into a 62-month building lease for office space in New York, New York, which commenced on January 1, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. In February 2021, we extended the lease for a period of 18 months at $15,000 per month.

(3)	In February 2016, we entered into a five-year non-cancelable operating lease for office equipment. In January 2021, and February 2022, we extended the lease by 12 months.
(4)	In April 2018, we entered into a four-year non-cancelable lease for office equipment, which is accounted for as a capital lease. The leased asset is included in property, plant and equipment, at cost.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ending December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $543.7 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings, or the 2021 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary.  As of December 31, 2021, we sold 277,629 shares of common stock under the 2021 ATM Program for net proceeds of approximately $5.1 million.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$29,131	$(71,260)	$(50,612)
Net cash (used in) provided by investing activities	(40,873)	(142,530)	12,781
Net cash provided by financing activities	118,464	304,424	28,570
Net increase (decrease) in cash and cash equivalents	$106,722	$90,634	$(9,261)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $29.1 million and primarily consisted of our net income of $24.9 million adjusted for non-cash items including stock-based compensation of $13.3 million, non-cash operating lease expense of $0.4 million, an investment amortization of $0.6 million, a decrease in non-cash interest expense associated with the term loan of $0.2 million, a decrease of the derivative liability associated with the Incyte Agreements of $0.4 million, and a net decrease in operating assets and liabilities of $9.6 million. The significant items in the decrease in operating assets and liabilities include a decrease in prepaid expenses and other assets of $1.4 million, an increase in accounts payable of $2.1 million, and a decrease in deferred revenue of $13.1 million partially offset by an increase in accrued expenses and other liabilities of $2.8 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $40.9 million and was primarily due to the purchase of $294.7 million of available-for-sale marketable securities partially offset by $254.0 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash provided by investing activities for the year ended December 31, 2020 was $142.5 million and was primarily due to the purchase of $278.9 million of available-for-sale marketable securities partially offset by $136.4 million in proceeds from the maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $118.5 million and was primarily due to the $24.8 million of proceeds from issuances of common stock for Incyte Agreement, proceeds of $81.2 million from issuance of common stock, $5.1 million of proceeds from an at-the-market offering, $0.6 million of proceeds from the Incyte Agreement allocated to the derivate liability in connection with the side letter, and $6.7 million of proceeds from stock option exercises and ESPP purchases.

Net cash provided by financing activities for the year ended December 31, 2020 was $304.4 million and was primarily due to the $242.8 million of proceeds from issuances of common stock, $34.9 million of proceeds from a direct placement offering, $19.7 million of proceeds from the term loan, and $7.0 million of proceeds from stock options exercises and ESPP purchases.

Net Operating Loss and Research and Development Tax Credit Carryforwards

December 31, 2021, we had federal and state tax net operating loss carryforwards of approximately $73.5 million and $34.6 million, respectively. The Company has generated federal NOLs of $48.5 million which have an indefinite carryforward period. The remaining $25.0 million of federal NOLs and the Company’s state NOLs will begin to expire at various dates starting in 2026. At December 31, 2021, we had available income tax credits of approximately $6.6 million, with $4.1 million attributable to Federal R&D Credits and $2.5 million attributable to state R&D Credits, which are available to reduce future income taxes, if any. These income tax credits begin to expire in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $222.0 million, consisting of overnight investments, interest-bearing money market funds and highly rated corporate bonds and short-term investments of $217.9 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to the greater of (y) 9.25% or (z) 6.00% plus the Wall Street Journal prime rate. As of December 31, 2021, $20 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2021 Loan Payable, in excess of applicable minimum floors, on our interest expense would be approximately $0.2 million per year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of our disclosure controls and procedures as of December 31, 2021, our principle executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2021, included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syndax Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” and “Delinquent Section 16(a) Reports,” if applicable, in our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in Proposal 2 in our 2022 Proxy Statement.

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

10.15*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.16*	Amended and Restated Executive Employment Agreement by and between the Company and Briggs W. Morrison, M.D., dated as of February 2, 2022.

10.17*	Amended and Restated Executive Employment Agreement by and between the Company and Michael A. Metzger, dated as of February 2, 2022.

Exhibit No.	Description

10.18*

Amended and Restated Executive Employment Agreement by and between the Company and Michael L. Meyers, M.D., Ph.D., dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

10.19*	Non-employee Director Compensation Policy, as amended, dated as of February 2, 2022.

10.20*

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

10.23

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

10.27†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.28†

Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10.29

Third Amended and Restated Investors’ Rights Agreement by and among the company and the parties thereto, dated as of August 21, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.30†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

Exhibit No.	Description

10.31†

Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2019).

10.32†

Collaboration and License Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.33

Purchase Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.34

Loan and Security Agreement dated February 7, 2020 between Syndax Pharmaceuticals, Inc. and Hercules Capital, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 7, 2020).

10.35

First Amendment to the Company’s Loan and Security Agreement with the several banks and financial institutions or entities from time-to-time party thereto and Hercules Capital, Inc., in its capacity as administrative agent for itself and the Lender, dated December 22, 2021.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

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

SYNDAX PHARMACEUTICALS, INC.

Date: March 1, 2022	By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Michael A. Metzger and Luke J. Albrecht, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Metzger	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Michael A. Metzger

/s/ Alexander Nolte	Chief Accounting Officer (Principal Accounting Officer, Interim Principal Financial Officer)	March 1, 2022
Alexander Nolte

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 1, 2022
Dennis G. Podlesak

/s/ Martin H. Huber, M.D.	Director	March 1, 2022
Martin H. Huber, M.D.

/s/ Jennifer Jarrett	Director	March 1, 2022
Jennifer Jarrett

/s/ Keith A. Katkin	Director	March 1, 2022
Keith A. Katkin

/s/ Pierre Legault	Director	March 1, 2022
Pierre Legault

/s/ William Meury	Director	March 1, 2022
William Meury

/s/ Briggs W. Morrison, MD.	President, Head of Research & Development, Director	March 1, 2022
Briggs W. Morrison, MD.

Syndax Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Collaboration and License Agreement— Refer to Notes 3 and 4 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s collaborative research and license agreements contain multiple elements. In September 2021, the Company executed a collaboration and license agreement and a share purchase agreement (collectively, the “Incyte Agreement”) which became effective December 9, 2021.  Upon the effectiveness of the Incyte Agreement the

Company received an upfront fee of $117 million and the Company issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share, for a total cash consideration $152 million.

Under the revenue portion of the Incyte Agreement the Company identified contract promises for the license. The Company determined that the license was capable of being distinct from the ongoing collaboration activities. Management estimated the standalone selling price of the license based on an application of the income approach by measuring the fair value of the discounted cash flows from commercialization.  The valuation required management to make significant judgments and estimates relating to the probability of achieving both regulatory and commercial milestones, forecasted future cash flows and the selection of the discount rates. Changes in these assumptions could have a significant impact on the standalone selling price and the revenue recorded.

Significant judgments and estimates were made by the management in determining revenue recognition for the Incyte Agreement, including the following:

•

The determination of whether the license is considered a distinct performance obligation that should be accounted for separately or treated as a combined performance obligation with other elements, such as a license and related research and development activities.

•

The determination of the valuation or standalone selling price for the license, specifically as it relates to probability of achieving both regulatory and commercial milestones, forecasted future cash flows and the selection of the discount rates

Given the above factors, the related audit effort in evaluating management’s judgments and estimates made in the identification of the license as a distinct performance obligation and valuation of the license was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for the Incyte Agreement included the following, among others:

•

We tested the effectiveness of internal controls related to the identification of distinct performance obligations, and over the valuation of the license, including management’s controls over the probability of achieving both regulatory and commercial milestones, forecasted future cash flows, and the selection of discount rates.

•	We obtained and read contract source documents and other documents that were part of the Incyte Agreement.
•

We assessed the terms in the Incyte Agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.  We tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

•	We evaluated the appropriateness of the methods and assumptions used by management to forecast future cash flows and select the discount rates.

•	We assessed the reasonableness of management’s forecasted future cash flows by comparing the projections to certain peer companies and external market data and studies.
•

We evaluated the reasonableness of management’s valuation of the license.  With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) selected discount rates and (3) probabilities applied for the occurrence of both regulatory and commercial milestones by:

o	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
o	Developing a range of independent estimates and comparing those to the discount rates selected by management.

o	Developing a range of independent estimates utilizing third party studies and comparing those to probabilities selected by management.
•	We tested the mathematical accuracy of management’s calculation of the transaction consideration allocable to the license and its recognition as revenue in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2022

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$221,965	$115,243
Restricted cash	115	115
Short-term investments	217,971	177,822
Prepaid expenses and other current assets	8,345	5,684
Total current assets	448,396	298,864
Property and equipment, net	278	192
Right-of-use asset	983	290
Other assets	—	1,267
Total assets	$449,657	$300,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,669	$3,508
Accrued expenses and other current liabilities	14,466	11,246
Current portion of deferred revenue	—	1,517
Current portion of right-of-use liability	361	316
Current portion of term loan	—	2,285
Derivative liability	187	—
Total current liabilities	20,683	18,872
Long-term liabilities:
Deferred revenue, less current portion	-	11,617
Right-of-use liability, less current portion	711	101
Term loan, less current portion	19,895	17,834
Other long-term liabilities	—	1
Total long-term liabilities	20,606	29,553
Total liabilities	41,289	48,425
Commitments, contingencies and guarantees (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 54,983,105 and 47,881,223 shares outstanding at December 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	952,019	820,815
Accumulated other comprehensive loss	45	(4)
Accumulated deficit	(543,702)	(568,628)
Total stockholders' equity	408,368	252,188
Total liabilities and stockholders' equity	$449,657	$300,613

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues:
License fees	$139,709	$1,517	$1,517
Total revenues	139,709	1,517	1,517
Operating expenses:
Research and development	88,248	50,435	42,994
General and administrative	25,241	22,505	16,062
Total operating expenses	113,489	72,940	59,056
Income (loss) from operations	26,220	(71,423)	(57,539)
Other (expense) income:
Interest expense	(1,899)	(2,357)	—
Interest income	403	841	1,571
Other (expense) income:	202	(219)	(79)
Total other (expense) income	(1,294)	(1,735)	1,492
Net income (loss)	$24,926	$(73,158)	$(56,047)
Net income (loss) attributable to common stockholders	$24,926	$(77,064)	$(56,047)

Net income (loss) Per Share:
Basic earnings (loss) per share attributable to common stockholders	$0.48	$(1.87)	$(1.84)
Diluted earnings (loss) per share attributable to common stockholders	$0.46	$(1.87)	$(1.84)

Weighted-average common shares used in calculating:
Basic earnings (loss) per share attributable to common stockholders	52,064,809	41,308,242	30,490,783
Diluted earnings (loss) per share attributable to common stockholders	53,622,904	41,308,242	30,490,783

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$24,926	$(73,158)	$(56,047)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities, net of tax	49	(4)	25
Comprehensive income (loss)	$24,975	$(73,162)	$(56,022)

The accompanying notes are an integral part of these consolidated financial statement

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—January 1, 2019	24,835,951	$2	$492,493	$(25)	$(439,423)	$53,047
Proceeds from At-the-market offering, net of $34 offering expense	140,819	—	830	—	—	830
Proceeds from direct offering, net of $1,571 in common stock warrants, $98 offering expenses	2,095,039	1	10,901	—	—	10,902
Proceeds from pre-funded common stock warrant from direct offering, net of $1,875 in common stock warrants, $93 offering expenses	—	—	13,032	—	—	13,032
Issuance of common stock warrant with direct offering	—	—	3,446	—	—	3,446
Stock purchase under ESPP	42,818	—	—	—	—	—
Stock-based compensation expense	—	—	6,005	—	—	6,005
Unrealized gains on short-term investments	—	—	—	25	—	25
Employee withholdings ESPP	—		182	—	—	182
Proceeds from exercise of stock options	25,857		178	—	—	178
Net loss	—	—	—	—	(56,047)	(56,047)
Balance—December 31, 2019	27,140,484	$3	$527,067	$—	$(495,470)	$31,600
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Proceeds from direct offering, net of $7,132 offering expenses	6,388,889	1	107,867	—	—	107,868
Proceeds from direct offering, net of $8,770 offering expenses	6,250,000	1	134,980	—	—	134,981
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Stock purchase under ESPP	33,706	—	—	—	—	—
Pre-funded warrant exercise	2,280,318	—	—	—	—	—
Stock-based compensation expense	—	—	9,057	—	—	9,057
Unrealized losses on short-term investments	—	—	—	(4)	—	(4)
Exercise of Series 1 and Series 2 warrants	1,995,941	—	—	—	—	—
Employee withholdings ESPP	—	—	345	—	—	345
Proceeds from exercise of stock options	755,166	—	6,633	—	—	6,633
Net loss	—	—	—	—	(73,158)	(73,158)
Balance—December 31, 2020	47,881,223	5	$820,815	$(4)	$(568,628)	$252,188
Proceeds from At-the-market offering, net of $159 offering expenses	277,629	—	5,131	—	—	5,131
Proceeds from direct offering, net of $5,332 offering expenses	3,802,144	1	81,205	—	—	81,206
Stock purchase under ESPP	26,878	—	—	—	—	—
Pre-funded warrant exercise	725,784	—		—	—	—
Proceeds from Incyte Share Purchase Agreement	1,421,523	—	24,848			24,848
Stock-based compensation expense	—	—	13,317	—	—	13,317
Unrealized losses on short-term investments	—	—	—	49	—	49
Vesting of RSU	5,500	—	—	—	—	—
Employee withholdings ESPP	—	—	367	—	—	367
Proceeds from exercise of stock options	842,424	—	6,336	—	—	6,336
Net income	—	—	—	—	24,926	24,926
Balance—December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,926	$(73,158)	$(56,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	43	89	92
Amortization and accretion of investments	644	(130)	(780)
Non-cash operating lease expense	413	426	359
Non-cash interest expense	(225)	389	—
Changes in fair value of derivate liability	(389)	—	—
Stock-based compensation	13,317	9,057	6,005
Other	(1)	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,394)	(4,314)	(52)
Accounts payable	2,161	(2,670)	4,739
Deferred revenue	(13,133)	(1,517)	(1,517)
Accrued expenses and other liabilities	2,769	567	(3,411)
Net cash provided by (used in) operating activities	29,131	(71,260)	(50,612)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(129)	—	—
Purchases of short-term investments	(294,719)	(278,937)	(104,018)
Proceeds from sales and maturities of short-term investments	253,975	136,407	116,799
Net cash (used in) provided by investing activities	(40,873)	(142,530)	12,781
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offerings, net	81,206	242,849	—
Proceeds from issuance of common stock in at-the-market offering, net	5,131	—	830
Allocation of proceeds to common stock issued under the Incyte Share Purchase Agreement	24,848	—	—
Allocation of proceeds to derivative liability recorded under the Incyte Share Purchase Agreement	576	—	—
Proceeds from issuance of common stock in direct placement offering, net	—	34,866	27,380
Proceeds from term loan agreement, net	—	19,730	—
Proceeds from Employee Stock Purchase Plan	367	345	182
Proceeds from exercise of stock options	6,336	6,633	178
Other	—	1	—
Net cash provided by financing activities	118,464	304,424	28,570
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	106,722	90,634	(9,261)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	115,358	24,724	33,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$222,080	$115,358	$24,724

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$221,965	$115,243	$24,609
Restricted cash included in current and noncurrent assets	115	115	115
Cash, cash equivalents and restricted cash	$222,080	$115,358	$24,724

Supplemental disclosures of cash flow information (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“the Company” or “Syndax”) is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company is developing SNDX-5613, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. The Company has deprioritized the development of entinostat, a once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand its pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2021, should enable the Company to maintain its planned operations for at least twelve months from the date these financial statements were issued. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

With the global spread of the ongoing COVID-19 pandemic in 2021, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The Company anticipates that the COVID-19 pandemic could have an impact on the clinical development timelines for one or more of its clinical programs. The extent to which the COVID-19 pandemic impacts the Company’s business, clinical development, manufacturing of clinical and commercial drug substance and drug product, and regulatory efforts, the corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, based on the characteristics and provisions of each instrument. The derivative liability is recorded at fair value, which is estimated using a Black Scholes model. The liability is measured quarterly with any change in fair value being recognized in the statement of operations. We do not hold or issue derivative instruments for trading or speculative purposes.

Revenue Recognition

The Company enters into license agreements for the development and commercialization of its product candidates. License agreements may include non-refundable upfront payments, contingent payments based on the occurrence of specified events under the Company’s license arrangements, partial or complete reimbursement of research and development expenses, license fees and royalties on sales of entinostat if they are successfully approved and commercialized. The Company’s performance obligations under the license agreements may include the transfer intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees.

The Company recognizes revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  We recognize revenue following the five – step model prescribed under FASB Accounting Standards Codification (ASC 606), Revenue from Contracts with Customers: (i) identify contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.

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

For additional information on our collaboration and license arrangements, please read Note 4, Collaboration and License Agreements, to these consolidated financial statements.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2021 and 2020, the Company incurred no external costs related to cost-sharing collaborations. During the year ended December 31, 2019, the Company incurred $2.0 million in external costs related to cost-sharing collaborations, of which $1.0 million has been recorded as a reduction to research and development expense.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 5) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing undistributed net income attributable to Syndax by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the treasury method by dividing net income by the weighted-average number of common shares outstanding during the period plus potentially dilutive common equivalent shares outstanding.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board FASB or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated statements or disclosures.

Income Taxes: In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective for us on January 1, 2021 and did not have a material impact on our consolidated financial statements and related disclosures.

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab). Also, in September 2021 the Company entered into a share purchase agreement with Incyte, or Incyte Share Purchase Agreement.  These agreements are collectively referred to as the Incyte Agreements.  Under the terms of the Incyte Agreements, Incyte will receive exclusive commercialization rights outside of the United States, subject to its royalty payment obligations set forth below. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab with Incyte, subject to the Company’s exercise of its co-promotion option. Incyte will be responsible for leading all aspects of commercialization of axatilimab in the United States.  The Company and Incyte will share equally the profits and losses from co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs.  Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries.  Each company will be responsible for funding any of its own independent development activities.  All development costs related to the collaboration will be subject to a joint development plan.

Under the terms of the Incyte Agreement, Incyte paid the Company a non-refundable cash payment of $117 million. The Company is eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States.  The Company’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post – marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In December 2021, the Company and Incyte signed a Letter Agreement.  Upon the signing of the Letter Agreement both the Incyte Agreement and Incyte Share Purchase Agreement became effective.  As a result, the Company received the upfront fee of $117 million and the Company issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share, for total cash consideration $152 million.

The Incyte Agreement and the Incyte Share Purchase Agreement were executed on the same date and negotiated simultaneously.  Management therefore concluded that the Incyte Agreements are to be combined for accounting purposes and therefore allocated the total consideration to the units of account identified.  The common stock issued to Incyte was recorded at fair value of $24.8 million.  Pursuant to the Letter Agreement, Incyte is permitted to terminate the Incyte Agreement, if, prior to March 23, 2022 either Incyte or the Company receives a notification from any governmental authority (including the Federal Trade Commission or the Department of Justice, Antitrust Division), challenging the transactions completed by the Incyte Agreements, hereafter referred to as the Termination Right.  If such challenge occurs and Incyte exercises the Termination Right, the Incyte Agreement will be rescinded, and the Company will return the $117 million upfront payment to Incyte. In addition, Incyte will be required to sell the Syndax common shares that it received under the Incyte Share Purchase Agreement and remit the net proceeds to the Company. To the extent that the net proceeds from the sale of the Syndax common stock by Incyte is greater or less than the proceeds received by the Company in the Incyte Share Purchase Agreement, or $35 million, a cash payment will be made to make the parties whole.  The Company determined that the cash settlement feature of the Letter Agreement represents an embedded derivative requiring bifurcation and separate accounting recognition at fair value.  Accordingly, the Company allocated $0.6 million of the total consideration received to the derivative liability, see Note 9 for further discussion of the derivative liability.

The Company evaluated the terms of the Incyte Agreement and determined it is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808), and has elements that are within the scope of Topic 606 and Topic 808.

The Company identified the following promises in the Incyte Agreements that were evaluated under the scope of Topic 606: (i) delivery of a license for SNDX-6532 to develop, commercialize, and conduct medical affairs and (ii) services to be performed in accordance with the development plan. The Company also evaluated whether certain options outlined within the Incyte Agreements represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Incyte and therefore are not considered separate performance obligations within the Incyte Agreements.

The Company assessed the above promises and determined that the license for SNDX-6532 represents the only performance obligation within the scope of Topic 606. The license for SNDX-6532 is considered functional intellectual property and distinct from other promises under the contract as Incyte can benefit from the license on its own or together with other readily available resources. The services performed by the Company to obtain regulatory approval of SNDX-6532 are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license given that SNDX-6532 is late-stage intellectual property that has completed its Phase 1/2 trial and is currently enrolling in a global pivotal Phase 2 trial, and the services are expected to be performed over a short period of time. Therefore, the license represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

The Company considers the collaborative research and development activities and manufacturing activities to be separate units of account within the scope of Topic 808 and are not deliverables under Topic 606. The Company and Incyte are both active participants in the activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement.

Under the scope of Topic 606, the Company identified contract promises for the license of intellectual property and know-how rights for SNDX-6352. The Company determined that the license was capable of being distinct from the ongoing collaboration activities. After the allocation to the common stock and derivative liability, the total transaction price to be allocated to the Incyte Agreement is $126.6 million.  The Company estimated the standalone selling price of the license to be the entire $126.6 million, based on an application of the income approach by measuring the fair value of the discounted cash flows from commercialization.  Significant assumptions included in the valuation included judgments relating to the probability of achieving both regulatory and commercial milestones, forecasted future cash flows and the election of the discount rate.  As the Company concluded the license was distinct, revenue of $126.6 million was recognized upon transfer of the license to Incyte in the year ended December 31, 2021.

The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential preclinical, development, and regulatory variable consideration milestone payment under this agreement is zero, as achievement of those milestones is uncertain and highly susceptible to factors outside the Company’s control.  Accordingly, all such milestone payments were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, will adjust the transaction price as necessary. Sales based royalties, including milestones based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

In September 2021, KKC informed the Company that it is discontinuing its development of entinostat in Japan and Korea and terminating the KKC License Agreement.  As a result, the Company recognized all remaining deferred revenue of $12.4 million in September 2021.

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

The Company identified two existing long-term building leases on the adoption date of ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, Massachusetts, with a lease commencement date of March 1, 2017. On August 17, 2021, the Company signed a 36-month extension to the lease for the Waltham, Massachusetts office with aggregate payments of $1.6 million, with a lease commencement date of March 1, 2022.

In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. In February 2021, the Company signed an 18-month extension to the lease for the New York office, with aggregate payments of $270,000, with a lease commencement date of March 1, 2021.The remaining lease terms as of December 31, 2021, for the facility in Waltham, Massachusetts and New York, New York, were 38 months and 8 months, respectively.

As of December 31, 2021, the consolidated balance sheet includes a $1.0 million operating lease ROU asset and a $1.1 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2021, the Company recorded approximately $413,000 in operating lease expense and made approximately $544,000 in lease payments.

Future minimum lease payments under the Company’s operating leases, were as follows:

Maturity of lease liabilities	As of	As of
(in thousands)	December 31, 2021	December 31, 2020
2021		$394
2022	$473	59
2023	376	—
Thereafter	454	—
Total lease payments	$1,303	$453
Less: imputed interest	(231)	(36)
Total operating lease liability	$1,072	$417

Future minimum lease payments under the Company’s capital leases as of December 31, 2021, and 2020, were $ 1,000 and $5,000, respectively.

6. Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows (in 000s):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$24,926	$(73,158)	$(56,047)
Deemed dividend due to warrant reset	-	(3,906)	—
Net income (loss) attributable to common stockholders	$24,926	$(77,064)	$(56,047)
Denominator:
Weighted-average common shares outstanding	52,065	41,308	30,491
Effective of Dilutive Securities
Options to purchase common stock	1,429	-	-
Non - vested restricted stock units (RSUs)	118	-	-
ESPP to purchase common stock	11	-	-
Dilutive potential common shares	1,558	-	-
Shares used in calculating diluted earnings (loss) per share	53,623	41,308	30,491

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding for 2020 and 2019, because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2020	2019
Options to purchase common stock	6,379,235	6,057,011
Warrants to purchase common stock	-	4,595,039
Employee Stock Purchase Plan	16,382	15,223
Non - vested restricted stock units (RSUs)	18,500	-

As discussed in Note 12, in June 2018, the Company signed an exchange agreement with an investor under which the investor exchanged 2,000,000 shares of common stock for 2,000,000 pre-funded warrant shares. Further, in March 2019, the Company sold an additional 2,500,000 pre-funded warrant shares. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share. In January 2020, the Company sold 3,036,719 shares of common stock at a price of $8.00 per share and pre-funded warrants to purchase 1,338,287 shares of our common stock. During the year ended December 31, 2021, 475,784 pre-funded warrants were exchanged for shares of common stock in a cashless exercise and 250,000 pre-funded warrants were exchanged for shares of common stock in a cash excercise. As of December 31, 2021, 3,975,024 pre-funded warrants were considered issued and outstanding.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In July 2020, the Company achieved certain development and regulatory milestones. As a result, in July 2020, the Company recorded $2.0 million as research and development expense, which has been fully paid. In March and September 2021, the Company recorded $2.0 million, respectively, as research and development expenses for the achievement of certain development milestones. The Company fully paid the March 2021 milestone in the second quarter of 2021. The September 2021 milestone of $2.0 million is recorded as an accrued expense as of December 31, 2021.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of December 31, 2021, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its maximum remaining payment obligations are $3.2 million, which are estimated to be paid over a period of approximately one year. As of December 31, 2021, the Company has accrued $3.0 million related to the ECOG Agreement.

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

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment	$386	$256
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	21	21
Office equipment under capital lease	13	13
Total property and equipment	721	591
Accumulated depreciation	(443)	(399)
Property and equipment, net	$278	$192

 Depreciation expense was $43,000 and $90,000 for years ended December 31, 2021 and 2020.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Cash equivalents	$221,964	$96,816	$125,148	$—
Short-term investments	217,971	—	217,971	—
Total assets	$439,935	$96,816	$343,119	$—

Liabilities:
Derivative Liability	187	—	—	187
Total Liabilities	$187	$—	$—	$187

December 31, 2020
Assets:
Cash equivalents	$115,243	$110,246	$4,997	$—
Short-term investments	177,822	—	177,822	—
Total assets	$293,065	$110,246	$182,819	$—

There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2021, and 2020. In addition, there have been no changes in valuation techniques during the years ended December 31, 2021, and 2020.  The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short-term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  The fair value of the Level 3 instrument is determined using unobservable inputs and the Company utilized a Black Scholes valuation model as of December 9, 2021 (initial recognition) and December 31, 2021 respectively.

The following table summarizes the significant unobservable inputs in the fair value measurement of the Company’s contingent consideration obligations as of December 31, 2021:

		As of December 31, 2021
	Fair Value	Unobservable Input	Range	Weighted Average
(in thousands)
Liabilities:
Derivative Liability	$187	Discount Rate Volatility Expected timing of the Termination Right	4-5% 58-61% 9 months	4.5% 59.5% 9 months

The following table summarizes the fair value rollforward (in thousands):

Fair Value
Derivative Liability:
Beginning Balance 1/1/2021	$—
Additions	576
Change in fair value	(389)
Ending Balance 12/31/2021	$187

The short-term investments are classified as available-for-sale securities. As of December 31, 2021, the remaining contractual maturities of the available-for-sale securities were less than 12 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2021. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2021, which the Company does not intend to sell and has concluded will not be required to sell before recovery of the amortized cost for the investment at maturity

The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Commercial paper	$306,715	$70	$(17)	$306,768
Corporate bonds	22,147	—	(6)	22,141
US treasury	14,212	—	(2)	14,210
	$343,074	$70	$(25)	$343,119
December 31, 2020
Commercial paper	$154,176	$13	$(16)	$154,173
Corporate bonds	22,617	2	(3)	22,616
US treasury	6,030	—	—	6,030
	$182,823	$15	$(19)	$182,819

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Short-term deposits	$6,894	$4,683
Prepaid insurance	642	427
Interest receivable on investments	429	175
Prepaid clinical supplies	-	58
Reimbursable costs	-	24
Other	380	317
Total prepaid expenses and other current assets	$8,345	$5,684

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued clinical costs	$7,760	$7,132
Accrued compensation and related costs	4,342	3,213
Accrued professional fees	662	373
Other	1,702	528
Total accrued expenses	$14,466	$11,246

12. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. The holders of each share of common stock are entitled to one vote per share held and are entitled to receive dividends, if and when declared by the Board, and to share ratably in the Company’s assets available for distribution to stockholders, in the event of liquidation.

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”).  Cowen is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices.  Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021.  The Company’s common stock will be sold at prevailing market prices at the time of sale; and as a result, prices may vary.  For the year ended December 31, 2021, the Company sold 277,629 common shares of common stock under the 2021 ATM Program, with net proceeds of approximately $5.1 million.

On June 18, 2018, the Company signed an exchange agreement with Biotechnology Value Fund and certain affiliated funds (“BVF”) under which BVF exchanged 2,000,000 shares of common stock for 2,000,000 Pre-Funded Warrant shares. The Company recorded the issuance of the pre-funded warrants and the retirement of the common stock at fair value within additional paid-in capital. BVF can exercise the Pre-Funded Warrants at an exercise price per share equal to $0.0001 per share and the Pre-Funded Warrants expire 20 years from issuance. Per the terms of the warrant agreement, the outstanding Pre-Funded Warrants may not be exercised if the holder's ownership of the Company’s common stock would exceed 9.99 % following such exercise.

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

In January 2020, the Company sold 3,036,719 shares of common stock, par value per share $0.0001 and Pre-Funded Warrants to purchase 1,338,287 shares of common stock. The offering price for the securities was $8.00 per share or $7.9999 for each pre-funded warrant. As a result of this offering, the exercise price of Series 1 and Series 2 Warrants outstanding reset from $12.00 per share to $10.00 per share and from $18.00 per share to $13.00, respectively. The Company recorded $3.9 million as a deemed dividend which represents the value transferred to the warrant holders due to the Series Warrant adjustment mechanisms being triggered. The deemed dividend was recorded as both an increase and a decrease in Additional Paid in Capital and reduced net income available to common stockholders by the same amount. The key inputs to the validation model included the weighted volatility of 96.74% and weighted average expected term of 0.4 years.

In May 2020, the Company sold 6,388,889 shares of common stock, par value $0.0001 per share, at $18.00 per share, with net proceeds of approximately $107.9 million.

In December 2020, the Company sold 6,250,000 shares of common stock, par value $0.0001 per share, at $23.00 per share, with net proceeds of approximately $135.0 million.

In December 2021, the Company issued 3,802,144 shares of common stock and Pre-Funded Warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each Pre-Funded Warrant, with net proceeds of approximately $81.2 million.

In December 2021, in connection with the Incyte License and Collaboration Agreement and Share Purchase Agreement, the Company issued 1,421,523 shares of common stock, with net proceeds of approximately $35.0 million. The Company recorded the equity issuance at a fair value of $24.8 million based on the market price of the stock on the date of issuance.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2021
Common stock issuable under pre-funded warrants	3,975,024
Options to purchase common stock	8,071,089
Employee Stock Purchase Plan	1,296,410
Total	13,342,523

13. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remains outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2021, there were 1,017,242 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2022, the shares available for issuance under the 2015 Plan were increased to 3,215,376.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$4,398	$2,400	$2,061
General and administrative	8,919	6,657	3,944
Total	$13,317	$9,057	$6,005

Stock Options and Restricted Stock Units

As of December 31, 2021, there was $25.7 million of unrecognized compensation cost related to employee and non-employee unvested stock options and restricted stock units (“RSU’s”) granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company. As of December 31, 2021, there was $0.9 million of unrecognized compensation cost related to performance-based options, and $24.8 million of unrecognized compensation expense related to service-based options.

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

In 2017, the Company granted 60,000 options with performance conditions (“2017 Performance Awards”), 13,333 of which vested in 2019 and 6,667 which were cancelled as of December 31, 2019.  On January 1, 2021, the Company determined that a second performance had not been achieved. As a result of this, the Company cancelled 20,000 options.  In the years ended December 31, 2021, 2020 and 2019 the Company recorded approximately $25,000, $9,000, and $88,000, respectively of stock compensation associated with these awards.

In 2019, the Company granted to certain employees 583,000 stock options that contain performance-based vesting criteria (“2019 Performance Awards”), primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the fourth quarter of 2020 one of the performance milestones for the 2019 Performance Awards was achieved and of the associated 194,331 stock options, 64,777 stock options vested, and 388,669 options were cancelled. In 2021, 64,780 stock options vested with the remaining 64,774 options to vest in 2022. The Company recorded approximately $257,000 and $207,000 of stock compensation expense associated with these awards for the years ended December 31, 2021 and 2020, respectively. For the remaining performance milestones, achievement of the performance conditions was not met as of December 31, 2021. Therefore no expense has been recognized related to these performance milestones for the year ended December 31, 2021, and no options were cancelled in 2021.

In October 2021, in connection with the retirement of two employees, the Company entered into severance and consulting agreements. Under these agreements the Company extended vesting term for a total of 34,728 unvested options unvested options, which would not have otherwise vested and extended the exercise period of the vested options post termination of the consulting agreement.  The Company accounted for the change as a modification of an equity award under ASC 718. As a result of the modifications, the Company recognized approximately $0.8 million of incremental stock compensation expense in 2021.

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

	Years Ended December 31,
	2021	2020	2019
Expected term (in years)	6.02	5.97	5.97
Volatility rate	85.84%	81.59%	76.95%
Risk-free interest rate	0.67%	1.20%	2.29%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2021	6,379,235	$9.40	7.1	$81,940
Granted	1,595,400	$20.61
Exercised	(842,424)	$7.82
Canceled, forfeited or expired	(210,697)	$15.57
Outstanding—December 31, 2021	6,921,514		6.9	$68,609
Exercisable—December 31, 2021	4,547,354		6.0	$54,012
Options vested, exercisable or expected to vest—December 31, 2021	6,921,514		6.9	$68,609

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $14.70, $7.88, and $4.81 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 842,424 options exercised for the year ended December 31, 2021, resulting in total proceeds of $6.3 million; 755,166 options exercised for the year ended December 31, 2020, resulting in total proceeds of $6.6 million; and 25,857 options exercised for the year ended December 31, 2019, resulting in total proceeds of $178,000. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $10.1 million, $7.1 million, and $9,000, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Restricted Stock Units

RSUs awarded to Board of Directors or employees vest on either i) one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2020	18,500	$10.48
Granted	119,333	$21.19
Vested	(5,500)	$11.17
Forfeited	-	$-
Unvested—December 31, 2021	132,333

(1) RSUs granted in 2021 primarily represent RSUs granted in conjunction with our annual awards made in February 2021granted to our Board of Directors.

RSU’s granted in 2021 and 2020 had a weighted average grant date fair value of $21.19 and $10.48, respectively. There were no RSU’s granted in 2019. The fair values of RSU’s vested in 2021 totaled $60,000. There were no RSU’s vested in 2020.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in February 2016 and became effective upon the closing of the IPO on March 8, 2016. The ESPP authorizes the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The Company issued 26,878 and 33,706 shares during 2021 and 2020, respectively. On January 1, 2022, the shares of common stock reserved for issuance under the ESPP was increased to 1,546,410. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six month offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2021, 2020 and 2019 the Company recorded stock-based compensation expense related to the ESPP of $175,000, $203,000 and $113,000 respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2021, 2020 and 2019, the Company made $444,000, $250,000 and $119,000 contributions to the plan, respectively.

14. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for aggregate maximum borrowings of up to $30.0 million, consisting of (i) a term loan of up to $20.0 million, which was funded on February 7, 2020 (the “Initial Advance”), and (ii) subject to Hercules’ investment committee approval, an additional term loan of up to $10.0 million, available for borrowing from February 7, 2020 to December 15, 2020 (the “Tranche 2 Advance”). The Company elected not to draw the additional term of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.85% or (ii) 5.10% plus the Wall Street Journal prime rate. The company paid a $100,000 facility charge upon closing, which is being expensed over the term of the debt.  The final payment will be accrued over the term of the debt.

On December 22, 2021, the Company entered into Amendment No. 1 to the Company’s Loan and Security Agreement (the “First Amendment”) with the several banks and financial institutions or entities from time-to-time party thereto (collectively, the “Lender”) and Hercules Capital, Inc., in its capacity as administrative agent for itself and the Lender (in such capacity, the “Agent”). The First Amendment amended that certain Loan and Security

Agreement dated as of February 7, 2020 (the “Loan Agreement,” as amended by the First Amendment, the “Amended Loan Agreement”) among the Borrower, the Lender and the Agent. The First Amendment was accounted for a modification during the year ended December 31, 2021.

The First Amendment increases the amount that the Company may borrow by $50.0 million, from up to $30.0 million to up to $80.0 million, in multiple tranches. The First Amendment increases the second tranche (“Tranche 2”) from $10.0 million to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and another $15.0 million being available at the Company’s option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022. The First Amendment also provides for a third tranche of $30.0 million (“Tranche 3”), which is available, subject to the Agent’s investment committee approval, through the Interest-Only Period (as defined below). The Company’s only borrowings to date under the Loan Agreement are the first tranche of $20.0 million, which the Company drew upon the closing of the Loan Agreement on February 7, 2020.

Additionally, the First Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan Agreement are required from October 1, 2021 to January 1, 2023, which is further extendable to December 31, 2023 upon the partial or full draw of Tranche 2 (the “Interest-Only Period”), (ii) extended the maturity date of Loan Agreement from September 1, 2023 to April 1, 2024, (iii) decreased the annual interest rate from the greater of (w) 9.85% or (x) 5.10% plus the Wall Street Journal prime rate to the greater of (y) 9.25% or (z) 6.00% plus the Wall Street Journal prime rate, (iv) applies a facility charge equal to 0.50% of any future draws, (v) applies a 4.99% end of term charge to any future draws payable on the maturity date, (vi) permits the entry into the Collaboration and License Agreement as previously disclosed with Incyte Corporation, and (vii) adds a minimum cash covenant applicable on the occurrence of certain events. The First Amendment also resets the prepayment premium requirements as of the date of the First Amendment so that any prepayments are subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the First Loan Amendment, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the First Loan Amendment, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

Borrowings under the Amended Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Amended Loan Agreement includes a minimum cash covenant of $12.5 million that has applied since October 1, 2020, subject to reduction upon satisfaction of certain conditions as set forth in the Amended Loan Agreement. As of December 31, 2020, the conditions set forth in the Loan Agreement were met. The cash covenant of $12.5 million was waived. In addition, the Amended Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a minimum cash covenant applicable on the occurrence of certain events, a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Amended Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Amended Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

In connection with the Amended Loan Agreement, the Company was required to enter into separate deposit account control agreements with the lender in order to perfect the lender’s security interest in the cash collateral in the Company’s operating accounts. In the event of a default under the Amended Loan Agreement, the lender would have the right to take control of the operating accounts and restrict the Company’s access to the operating accounts and the funds therein.

During the year ended December 31, 2021 the Company recognized $1.9 million of interest expense related to the Initial Advance pursuant to the Amended Loan Agreement.

As of December 31, 2021, the Company’s maturities of principal obligations under its long-term debt are as follows:

Amount
2022	$—
2023	14,764,764
2024	5,235,236
Total principal outstanding	20,000,000
Amortized final fee	17,591
Unamortized debt issuance costs	(122,927)
Total	19,894,664
Term loan, current portion	-
Term loan, less current portion	$19,894,664

15. Income Taxes

The Company has not recorded any net tax provision for the periods presented due to the utilization of tax attributes to offset current year federal and state taxable income, the historical losses incurred, and the need for a full valuation allowance on deferred tax assets. The Company’s current year profit and historical losses before income tax for the periods presented was generated entirely in the United States.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2021	2020	2019
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.9%	1.8%	2.1%
General business credit carryovers	-5.0%	0.9%	0.9%
Non-deductible expenses	-0.5%	0.0%	-0.8%
Change in valuation allowance	-19.2%	-23.7%	-22.8%
Other	0.8%	0.0%	-0.4%
	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$17,642	$22,794
Research and development credits	6,113	4,856
Capitalized start-up and other costs	34,898	28,854
Capitalized research and development costs	31,365	35,632
Deferred revenue	—	2,989
Equity based compensation	6,277	5,117
Accruals	845	1,657
Other temporary differences	10	29
Deferred tax assets before valuation allowance	97,150	101,928
Valuation allowances	(97,150)	(101,928)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance decreased by $4.8 million in 2021 due to the decrease in deferred tax assets, primarily driven by the utilization of tax attributes to offset federal and state taxable income, partially offset by an increase to other deferred tax assets. The valuation allowance increased by $17.5 million in 2020 due to the increase in deferred tax assets, primarily driven by net operating loss carryforwards and capitalized research and development costs.

As of December 31, 2021, the Company had approximately $73.5 million and $34.6 million in federal and state Net Operating Losses (“NOLs”), respectively, which may be available to offset future taxable income. The Company has generated federal NOLs of $48.5 million which have an indefinite carryforward period. The remaining $25.0 million of federal NOLs and the Company’s state NOLs will begin to expire at various dates starting in 2026.

As of December 31, 2021, the Company had federal and state research credits of $4.1 million and $2.5 million, respectively, which begin to expire in 2022.

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

As of December 31, 2021, and 2020, the Company had uncertain tax positions of $0.2 million related to research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2021 and 2020. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2021, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefit--beginning of year	$163	$163	$163
Decreases related to prior period positions	—	—	—
Unrecognized tax benefit--end of year	$163	$163	$163

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

16. Commitments and Contingencies

License Agreements

Incyte – In September 2021, the Company entered into the Incyte Agreement and Incyte Stock Purchase Agreement.  Under the terms of the Incyte Agreement, Incyte will receive exclusive commercialization rights of axatilimab outside of the United States.  In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote the product with Incyte. In exchange for these rights, Incyte agreed to pay a non-refundable cash payment of $117 million and in addition a $35 million equity investment.  In certain cases, the Company is required to assist Incyte and is responsible for 45% of development costs associated with global and U.S. specific clinical trials.

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

Sublicensing Revenue

On February 17, 2022, UCB Biopharma SRL (“UCB”) sent the Company a demand for payment alleging that the Company is obligated to pay a portion of the consideration that the Company has received or will receive in the future pursuant to the License Agreement as sublicensing revenue.  The Company believes that it has fully satisfied its payment obligation and is in discussions with UCB regarding the matter.

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2021 or 2020.

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,997	$1,631	$—
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance costs included in accounts payable and accrued expenses	$134	$43	$—