Form 10-Q
period 2022-03-31
Syndax Pharmaceuticals Inc
filed 2022-05-09
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of May 6, 2022, there were 56,232,326 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•

business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including, the ongoing conflict in Ukraine and terrorism, or natural disasters and public health epidemics.

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$188,773	$221,965
Restricted cash	115	115
Short-term investments	209,157	217,971
Short-term deposits	12,979	6,894
Prepaid expenses and other current assets	9,032	1,451
Total current assets	420,056	448,396
Property and equipment, net	266	278
Right-of-use asset, net	873	983
Other assets	1,027	—
Total assets	$422,222	$449,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,231	$5,669
Accrued expenses and other current liabilities	18,421	14,466
Current portion of term loan	3,568	-
Current portion of right-of-use liability	331	361
Derivative liability	—	187
Total current liabilities	30,551	20,683
Long-term liabilities:
Right-of-use liability, less current portion	643	711
Term loan, less current portion	16,479	19,895
Total long-term liabilities	17,122	20,606
Total liabilities	47,673	41,289
Commitment and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 55,030,890 and 54,983,105 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	956,054	952,019
Accumulated other comprehensive (income) loss	(640)	45
Accumulated deficit	(580,871)	(543,702)
Total stockholders’ equity	374,549	408,368
Total liabilities and stockholders’ equity	$422,222	$449,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
License fees	$—	$379
Total revenues	—	379
Operating expenses:
Research and development	30,022	21,870
General and administrative	6,836	5,672
Total operating expenses	36,858	27,542
Loss from operations	(36,858)	(27,163)
Other expense, net:
Interest expense	(651)	(623)
Interest income	224	120
Other income (expense)	116	(57)
Total other expense, net	(311)	(560)
Net loss	$(37,169)	$(27,723)
Other comprehensive income:
Unrealized (loss) gain on marketable securities	$(685)	$13
Comprehensive loss	$(37,854)	$(27,710)
Net loss attributable to common stockholders	$(37,169)	$(27,723)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(0.54)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	58,978,615	51,499,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,169)	$(27,723)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	11	16
Amortization and accretion of investments	(53)	113
Non-cash operating lease expense	110	101
Non-cash interest expense	152	114
Changes in fair value of derivate liability	(187)	—
Stock-based compensation	3,478	2,767
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,691)	(660)
Accounts payable	2,562	3,021
Deferred revenue	—	(379)
Accrued expenses and other liabilities	3,856	41
Net cash used in operating activities	(41,931)	(22,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(42,266)	(66,728)
Proceeds from sales and maturities of short-term investments	50,448	37,500
Net cash provided by (used in) investing activities	8,182	(29,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	92	79
Proceeds from stock option exercises	465	881
Net cash provided by financing activities	557	960
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(33,192)	(50,857)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	222,080	115,358
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$188,888	$64,501
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$470	$493

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Specifically, short-term deposits as of December 31, 2021, of $6.9 million were originally reported within the caption Prepaid expense and other current assets and have been separately presented in the comparative presentation. Such reclassifications did not affect total assets, total revenues, loss from operations, or net loss.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom, in 2014 the Company established a wholly owned US subsidiary, and in 2021, the Company established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. All intercompany balances and transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 1, 2022.  Since the date of filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgement. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities.  These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated statements or disclosures.

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab) (the “Incyte License”) and the Company entered into a share purchase agreement with Incyte (the “Incyte Share Purchase Agreement”) and collective with the Incyte License, the “Incyte Agreements”). These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte will receive exclusive commercialization rights outside of the United States, subject to tiered royalty payment obligations. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab, subject to the Company’s exercise of its co-promotion option.  Incyte will be responsible for leading all aspects of commercialization of axatilimab in the United States.  The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with the global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs.  Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries.  Each company will be responsible for funding any of its own independent development of activities. All development costs related to the collaboration will be subject to a joint development plan.

The Company is eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones. In addition, the Company is eligible to receive tiered royalties on potential net sales of the licensed product comprising axatilimab ranging from the low to mid double-digit percentages.

In December 2021, the Company received the upfront cash payment of $117 million and the Company issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share. Additionally, in December 2021, Incyte and the Company entered into a Letter Agreement which permitted Incyte to terminate the Incyte Agreements, if prior to March 23, 2022 either Incyte or the Company received a notification from any government authority, challenging the transactions completed by the Incyte Agreements, hereafter referred to as the Termination Right. If such challenged occurred and Incyte exercised the Termination Right, the Incyte Agreement would be rescinded and the upfront payment of $117 million would be returned to Incyte and a cash settlement on the sale of the Company’s common stock would be made by to make the parties whole.

In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. Accordingly, the Company recorded the common stock issued to Incyte at fair value of $24.8 million, $0.6 million as a derivative liability and $126.6 million as license revenue as of December 31, 2021.

On March 23, 2022, the Letter Agreement entered in December 2021, expired. Prior to the expiration date, the Company did not receive notification from any government authority, challenging the transaction and Incyte did not exercise the Termination Right.  Accordingly, the Company released the remaining $187,000 liability related to the Letter Agreement as of March 31, 2022.

As of March 31, 2022, the Company has recorded $6.3 million as a reimbursable expense due from Incyte related to development costs under the Agreement.  Additionally, the Company has recorded approximately $96,000 as a collaboration expense due to Incyte for development costs incurred by Incyte.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(37,169)	$(27,723)
Net loss attributable to common stockholders—basic and diluted	$(37,169)	$(27,723)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(0.54)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	58,978,615	51,499,831

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2022	2021
Options to purchase common stock	8,419,541	7,404,823
Employee Stock Purchase Plan	10,805	8,214
Non-vested restricted stock units (RSUs)	256,583	124,083

As discussed in Note 12, in January 2020, the Company sold 3,036,719 shares of common stock at $8.00 per share and pre-funded warrants to purchase 1,338,287 shares of common stock.  In February 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise and in November 2021, 475,784 pre-funded warrants were exchanged for shares of common stock in a cashless exercise.  As of March 31, 2022, 3,975,024 pre-funded warrants were considered issued and outstanding.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones and recorded $4.0 million as research and development expense. In February 2022, the Company achieved certain development and regulatory milestones and recorded $2.0 million as research and development expense, which was paid in March 2022.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as axatilimab, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. Under this license, the Company is solely responsible for the development and commercialization of axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the start of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $6.0 million as research and development expense.

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

In May 2020, the Company announced that the E2112 trial did not achieve the primary endpoint of demonstrating a statistically significant overall survival benefit over hormone therapy alone. As a result, the Company has decided to deprioritize the entinostat program to focus resources on advancing the remainder of its pipeline. As of March 31, 2022, the Company’s aggregate payment obligations under this agreement are approximately $24.7 million; and its remaining payment obligations are approximately $3.2 million, which are estimated to be paid over a period of approximately one year. As of March 31, 2022, the Company has accrued $3.0 million related to the ECOG Agreement.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2022
Assets:
Cash and cash equivalents	$188,773	$188,773	$—	$—
Short-term investments	209,157	—	209,157	—
Total assets	$397,930	$188,773	$209,157	$—

Liabilities:
Derivative liability	—	—	—	—
Total liabilities	$—	$—	$—	$—

December 31, 2021
Assets:
Cash and cash equivalents	$221,964	$96,816	$125,148	$—
Short-term investments	217,971	—	217,971	—
Total assets	$439,935	$96,816	$343,119	$—

Liabilities:
Derivative liability	187	—	—	187
Total liabilities	$187	$—	$—	$187

There have been no material impairments of our assets measured and carried at fair value during the period ended March 31, 2022 and 2021. In addition, there have been no changes in valuation techniques during the period ended March 31, 2022 and 2021.  The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short – term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.  The fair value of the Level 3 instrument is determined using unobservable inputs and the Company utilized a Black Scholes valuation model as of December 9, 2021 (initial recognition) and December 31, 2021, respectively.

The following table summarizes the fair value rollforward (in thousands):

Fair Value
Derivative liability:
Beginning Balance 12/31/21	$187
Change in fair value	(187)
Ending Balance 3/31/22	$—

The change in fair value of the Level 3 instrument, was directly related to the March 23, 2022, the Letter Agreement entered in December 2021 with Incyte, having expired. At the time of the expiration of the Letter Agreement, Incyte no longer had the ability to terminate the contract, as such the probability of payment to Incyte was assessed to be zero. Accordingly, the Company released the remaining $187,000 liability related to the Letter Agreement as of March 31, 2022.

The short-term investments are classified as available-for-sale securities. As of March 31, 2022, the remaining contractual maturities of the available-for-sale securities were less than 12 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2022 and 2021. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2022, which the

Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2022
Commercial paper	$163,462	$—	$(572)	$162,890
Corporate bonds	4,084	—	(9)	4,075
US Treasury	42,251	—	(59)	42,192
	$209,797	$—	$(640)	$209,157
December 31, 2021
Commercial paper	$306,715	$70	$(17)	$306,768
Corporate bonds	22,147	—	(6)	22,141
US Treasury	14,212	—	(2)	14,210
	$343,074	$70	$(25)	$343,119

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$2,154	$642
Interest receivable on investments	158	429
Reimbursable costs	6,260	—
Other	460	380
Total prepaid expenses and other current assets	$9,032	$1,451

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical costs	$8,320	$7,760
Accrued compensation and related costs	1,937	4,342
Accrued professional fees	520	662
Accrued research and development costs - other	5,750	—
Other	1,893	1,702
Total accrued expenses and other current liabilities	$18,421	$14,466

10. Stock-Based Compensation

In January 2022, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 2,198,134 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2022, the total number of shares of common stock available for issuance under the 2015 Plan was 1,534,513. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$1,353	$903
General and administrative	2,125	1,864
Total	$3,478	$2,767

Compensation expense by type of award in the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Stock Options	$2,924	$2,346
Restricted Stock Units	516	380
Employee Stock Purchase Plan	38	41
Total	$3,478	$2,767

During the three months ended March 31, 2022, the Company granted 1,560,850 stock options to certain executives and employees having service-based vesting conditions. The grant date fair value of the options granted in the three months ended March 31, 2022, was $16.9 million, or $10.83 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

In 2019, the Company granted to certain employees 583,000 performance-based vesting criteria (“2019 Performance Awards”), primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Additionally, in 2022, the Company granted to certain employees 140,000 performance-based vesting criteria (“2022 Performance Awards”), primarily related to the achievement of certain regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the fourth quarter of 2020 one of the performance milestones of the 2019 Performance Awards was achieved and of the associated 194,331 stock options, 64,777 stock options vested, and 388,669 options were cancelled. In 2021, 64,780 stock options vested and in 2022 the remaining 59,443 (net of cancellations) will vest. The Company recorded approximately $64,000 of stock compensation expense associated with these awards for the three months ended March 31, 2022, and 2021. For the remaining milestones, the performance conditions were not met as of March 31, 2022. Therefore, no expense has been recognized related to these awards for the three months ended March 31, 2022.

In the first quarter 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement and, as such, the Company recorded approximately $83,000 of stock compensation expense for these awards for the three months ended March 31, 2022. As of March 31, 2022, all the 140,000 stock options outstanding were unvested, and no options had been cancelled.

During the three months ended March 31, 2022, 28,839 options were exercised for cash proceeds of approximately $465,000 and 100,954 options were exercised for cash proceeds of approximately $881,000 in the three months ended March 31,2021.

As of March 31, 2022, there was $37.6 million of unrecognized compensation cost related to employee and non-employee unvested stock options granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 3.4 years. Stock compensation costs have not been capitalized by the Company.

Restricted stock units

RSUs awarded to Board of Directors or employees vest on either i) on the one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2021	132,333	$20.11
Granted (1)	128,000	$15.79
Vested	(3,750)	$9.47
Forfeited	-	$-
Unvested—March 31, 2022	256,583	$18.11

RSU’s granted in 2022 and 2021 had a weighted average grant date fair value of $15.79 and $21.19, respectively. The fair values of RSU’s vested in 2022 and 2021 totaled $36,000 and $60,000, respectively.

11. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). In December 2021, the Company entered into Amendment No. 1 to the Company’s Loan Agreement (the “First Amendment” and the Loan Agreement, as amended, the “Amended Loan Agreement”) with several banks and financial institutions or entities from time-to-time party thereto (collectively, the “Lender”) and Hercules, in its capacity as administrative agent for itself and the Lender (in such capacity, the “Agent”).

The First Amendment provides for an aggregate maximum borrowing of up to $80.0 million, consisting of (i) a term loan of up to $20 million ( the “Initial Advance”), (ii) second tranche (“Tranche 2”) of up to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and the remaining $15.0 million being available at the Company’s option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022, and (iii) third tranche (‘Tranche 3”) of up to $30.0 million which is available, subject to the Agent’s investment committee approval, through the Interest-Only Period. The Company did not to draw the first $15.0 million from Tranche 2.

The Company is obligated to make monthly interest-only payments through January 1, 2023.  Borrowings under the Amended Loan Agreement bear interest at an annual interest rate from the greater of (y) 9.25% or (z) 6.00% plus the Wall Street Journal prime rate. After the interest – only payment period, borrowings under the Amended Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan, which is April 1, 2024.  At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the First Amendment, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the First Amendment, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.  The Amended Loan Agreement also applies a 4.99% end of term charge to any future draws payable on the maturity date. The final payment will be accrued over the term of the debt.

Borrowings under the Amended Loan Agreement are collateralized by substantially all of the Company’s and its subsidiaries personal property and other assets, other than its intellectual property. The Amended Loan Agreement includes a minimum cash covenant of $12.5 million, subject to reduction upon satisfaction of certain conditions as set forth in the Amended Loan Agreement. As of December 31, 2020, the conditions set forth in the Amended Loan Agreement were met. The cash covenant of $12.5 million was waived. In addition, the Amended Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Amended Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Amended Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $0.6 million and $0.6 million, respectively, of interest expense related to the Initial Advance pursuant to the Amended Loan Agreement.

As of March 31, 2022, the Company’s maturities of principal obligations under its long-term debt are as follows (in thousands):

Amount
Remainder of 2022	$—
2023	14,765
2024	5,235
Total principal outstanding	20,000
Amortized final fee	162
Unamortized debt issuance costs	(115)
Total	20,047
Term loan, current portion	3,568
Term loan, less current portion	$16,479

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized gains on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments				13		13
Prefunded warrant exchange	250,000	—	—		—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise of stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the period ended March 31, 2022, the Company sold no additional shares of common stock under the 2021 ATM Program.

In April 2022, the Company sold 1,111,111 common shares under the 2021 ATM Program, with net proceeds of approximately $19.4 million.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

March 31, 2022
Common stock issuable under pre-funded warrants	3,975,024
Options to purchase common stock	10,210,637
Employee Stock Purchase Plan	1,527,464

13. Commitments and Contingencies

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

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the SEC on March 1, 2022.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have generated minimal license revenue, except for in 2021. Other than in 2021, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2022 and 2021, we reported a net loss of $37.2 million and $27.7 million, respectively. We reported a net loss attributable to stockholders of $37.2 million and $27.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $580.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $397.9 million.

COVID-19 Business Update

We continue to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business.  While we are not experiencing financial impacts at this time, given the changes in global macroeconomic conditions, the overall disruption of global healthcare systems, potential limitations to the efficacy of vaccines for COVID-19, the evolution of multiple variants of the virus and other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transition to working remotely. We have gradually reopened our offices to allow employees to return to the office, while also supporting remote working options.

We are working closely our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate supplies of SNDX-5613 and axatilimab. If the COVID-19 pandemic continues to persist and if it impacts essential distribution systems such as FedEx and postal delivery or if it results in facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to our clinical trial operations.

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

Clinical Developments

Revumenib (SNDX-5613)

•

The pivotal Phase 2 portion of AUGMENT-101 is ongoing and we continue to expect completion of enrollment in at least one of the three pivotal cohorts later this year. The trials are expected to enroll a total of 64 adult and up to 10 pediatric patients across each of three distinct trial populations: patients with NPM1 mutant acute myeloid leukemia (AML), patients with MLLr AML, and patients with MLLr acute lymphocytic leukemia (ALL). Based on discussions with the U.S. FDA,

AUGMENT-101 may serve as the basis for regulatory filings in each of the three distinct populations. We expect to receive initial topline data from the trials starting in the first half of 2023, with the potential for the first New Drug Application filing in 2023.

•

Two additional trials, BEAT-AML and AUGMENT-102, are now underway to assess the safety, tolerability, and preliminary anti-leukemic efficacy of revumenib (SNDX-5613) and establish an appropriate Phase 2 dose. BEAT-AML is a front-line combination trial of revumenib with venetoclax and azacitidine being conducted as part of the Leukemia & Lymphoma Society’s Beat® AML Master Clinical Trial. The primary endpoint of the phase 1 portion of BEAT-AML trial is to determine the recommended Phase 2 dose of the combination. We also initiated a trial in combination with chemotherapy in patients with R/R NPM1 or MLLr acute leukemias, known as AUGMENT-102. The primary endpoint of AUGMENT-102 will assess the safety, tolerability, and recommended Phase 2 dose criteria. Topline data from the trials are expected beginning in 2023.

•

We intend to initiate a proof-of-concept clinical trial to evaluate revumenib (SNDX-5613) in patients with unresectable metastatic microsatellite stable CRC, which represents the second leading cause of cancer death in the U.S. with an estimated incidence of over 55,000 patients per year. Activation of the Wnt/β-catenin signaling pathway is believed to be a key initiating step and growth driver for the majority of CRC tumors. The menin-MLL1 protein complex has recently been shown to regulate β-catenin activity and in preclinical models, disrupting this complex through menin inhibition blocks growth of Wnt/β-catenin driven CRC tumors. We expect to commence the trial in the fourth quarter of 2022.

Axatilimab

•

The U.S. FDA has granted Fast Track Designation (FTD) to axatilimab for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy. FTD is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fulfill an unmet medical need, enabling drugs to reach patients earlier.

•

Enrollment is ongoing in our global pivotal Phase 2 AGAVE-201 trial of axatilimab in patients with cGVHD. The trial is evaluating the safety and efficacy of three doses and schedules of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We remain on track to report topline data in the first half of 2023, with the potential for a Biologics License Application BLA filing in 2023.

•	We remain on track to commence a Phase 2 trial in idiopathic pulmonary fibrosis in the fourth quarter of 2022.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenue for the three months ended March 31, 2021, had been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC. In September 2021, KKC informed us that they discontinued the entinostat program and cancelled the license to develop and commercialize entinostat.

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab). We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. In 2021, we received $152.0 million in total consideration, of which $126.6 million was allocated to the license and recognized as license revenue as of December 31, 2021. As of March 31, 2022, no additional revenue has been recognized under the Incyte License and Collaboration Agreement.

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

Other Income (Expense)

Other income (expense) includes income recorded for the change in fair value of derivative liability established based on the terms of the Incyte License and Collaboration Agreement and Share Repurchase Agreement, or the Incyte Agreement.

New Accounting Standards

For a discussion of new accounting standards please read Note 3 Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this report.

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

There have been no material changes to our critical accounting estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
Revenue:
License fees	$—	$379	$(379)	-100%
Total revenues	—	379	(379)	-100%
Operating expenses:
Research and development	30,022	21,870	8,152	37%
General and administrative	6,836	5,672	1,164	21%
Total operating expenses	36,858	27,542	9,316	34%
Loss from operations	(36,858)	(27,163)	9,695	36%
Other expense, net:
Interest expense	(651)	(623)	(28)	4%
Interest income	224	120	104	87%
Other expense, net	116	(57)	173	-304%
Total other expense, net	(311)	(560)	249	-44%
Net loss	$(37,169)	$(27,723)	$9,446	34%

License Fees

For the three months ended March 31, 2022, we recognized no revenue under our current agreements are not revenue generating at this time. For the three months ended March 31, 2021, we recognized $0.4 million respectively, derived from the KKC license agreement.

Research and Development

For the three months ended March 31, 2022, our total research and development expenses increased $8.2 million, or 37%, to $30.0 million from $21.9 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to clinical activities of $5.8 million, increases in employee related expenses of $2.0 million and increases in professional fees of $0.4 million. The increase in clinical activities was primarily due to development expenses of $7.8 million, increased manufacturing activities of $3.1 million, increased clinical trial costs of $1.2 million, offset by reimbursable expenses related to Incyte

Agreement of $6.3 million. The increase in employee related expenses was primarily due to increases in headcount and year over year merit increases. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing, the Incyte Agreement cross-charges and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
External research and development expenses	$23,757	$17,605	$6,152	35%
Internal research and development expenses	6,265	4,265	2,000	47%
Total research and development expenses	$30,022	$21,870	$8,152	37%

General and Administrative

For the three months ended March 31, 2022, our total general and administrative expenses increased $1.2 million, or 21%, to $6.8 million from $5.7 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $0.8 million, increased professional services expenses of $0.2 million and increased insurance related expenses of $0.2 million.

Interest Income and Interest Expense

For the three months ended March 31, 2022, interest income increased from the comparable period in the prior year primarily due to interest rates partially offset by an increased average balance on cash equivalents and short-term investments.

For the three months ended March 31, 2022, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the Amended Loan Agreement.

Other Income (Expense)

For the three months ended March 31, 2022, other income (expense) increased from the comparable period in the prior year primarily to a change in fair value of the derivative liability recorded in connection with the Incyte Agreements.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash, cash equivalents and short-term investments totaling $397.9 million. Our operations have been primarily financed by net proceeds from our initial public offering, our follow-on stock offerings and proceeds from our license agreements. We believe that our present cash, cash equivalents and short-term investments as of March 31, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Loan and Security Agreement

In December 2021, the Company entered into Amendment No. 1 to the Company’s loan and security agreement (the “First Amendment” and the Loan Agreement, as amended, the “Amended Loan Agreement”) with several banks and financial institutions or entities from time-to-time party thereto (collectively, the “Lender”) and Hercules, in its capacity as administrative agent for itself and the Lender (in such capacity, the “Agent”).

The Amended Loan Agreement provides for an aggregate maximum borrowing of up to $80.0 million, consisting of (i) a term loan of up to $20 million (the “Initial Advance”), (ii) second tranche (“Tranche 2”) of up to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and the remaining $15.0 million being available at the Company’s option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022, and (iii) third tranche (“Tranche 3”) of up to $30.0 million which is available, subject to the Agent’s investment committee approval, through the Interest-Only Period.  For additional information, see Note 11 Loan Payable to our condensed consolidated financial statements elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a new sales agreement with Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. As of March 31, 2022, we had sold no shares of common stock under the 2021 ATM Program.  As of May 6, 2022, the Company had $49.7 million available under the ATM.

Future Funding Requirements

We believe that our available cash, cash equivalents and short-term investments and continued access to our term loan are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
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

Our material contractual obligations and commitments as of March 31, 2022, primarily relate to our maturities of principal obligations under our long-term debt, operating leases for office space and equipment and capital leases for office equipment. As of March 31, 2022, we have $5.2 million payable within 12 months.

Except as disclosed above, we have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ended 2021. As of March 31, 2022, we had an accumulated deficit of $580.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(41,931)	$(22,589)
Net cash provided by (used in) investing activities	8,182	(29,228)
Net cash provided by financing activities	557	960
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,192)	$(50,857)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $41.9 million and primarily consisted of our net loss of $37.2 million adjusted for non-cash items, including stock-based compensation of $3.5 million, a net increase in operating assets and liabilities of $8.3 million, an investment amortization of $0.1 million, non-cash interest expense associated with the term loan of $0.2 million, and a decrease of the derivative liability associated with the Incyte Agreements of $0.2 million. The increase in our net loss was primarily due to the increase in our clinical trial activities and manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of increased accounts payable of $2.6 million, offset by increased prepayments and deposits of $14.7 million, and increased accrued expenses and other liabilities of $3.9 million.

Net cash used in operating activities for the three months ended March 31, 2021, was $22.6 million and primarily consisted of our net loss of $27.7 million adjusted for non-cash items, including stock-based compensation of $2.8 million, a net increase in operating assets and liabilities of $2.0 million, an investment amortization of $0.2 million and non-cash interest expense associated with the term loan of $0.1 million. The increased net loss is primarily due to increase in our clinical trial activities and manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of increased accounts payable of $3.0 million, offset by decreased prepayments and deposits of $0.6 million, and decreased deferred revenue of $0.4 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022, was $8.2 million and was primarily due to the purchase of $42.3 million of available-for-sale marketable securities offset by $50.5 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash used in investing activities for the three months ended March 31, 2021, was $29.2 million and was primarily due to the purchase of $66.7 million of available-for-sale marketable securities offset by $37.5 million in proceeds from the maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, of $0.6 million was primarily due to the proceeds from stock option exercises of $0.5 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2021, of $1.0 million was primarily due to the proceeds from stock option exercises of $0.9 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 1, 2022.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $188.8 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $209.2 million, consisting of commercial paper, highly rated corporate bonds and credit card asset backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (y) 9.25% and (z) 6.00% plus the Wall Street Journal prime rate. As of March 31, 2022, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2021 Loan Agreement, in excess of applicable minimum floors, on our interest expense would be approximately $0.4 million.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

(a)

the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(b)

the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgement in evaluating the cost- benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2022, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

COVID-19 continues to evolve rapidly and multiple variants of the virus that cause COVID-19 are circulating globally. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures in the United States and other countries, the rollout of mass vaccinations for COVID-19 and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. While vaccines have been approved and are being deployed, the timing of achieving widespread vaccination remains uncertain, and the vaccines may be less effective against new variants, potentially leading to the reimpositions of restrictions in an effort to mitigate risks to public health, especially as more infectious variants of the virus emerge for a prolonged period of time, further delaying the return of the global economy to pre-pandemic levels.

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
•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic or geopolitical tensions, such as Russia’s recent incursion into Ukraine;

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

We are dependent upon our collaboration with Incyte to further develop and commercialize axatilimab. If we or Incyte fail to perform as expected the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and/or commercialization of axatilimab may be terminated or substantially delayed, and our business could be adversely affected.

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

If we or our collaborators are unable to enroll patients in clinical trials, these clinical trials may not be completed on a timely basis or at all.

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•	the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as Russia's recent incursion into Ukraine;
•	perception about the relative efficacy of our product candidates versus other compounds in clinical development or commercially available;
•	evolving standard of care in treating cancer patients;
•	the size and nature of the patient population, especially in the case of any orphan indications, we are pursuing;
•	the number and location of clinical trial sites enrolled;
•	competition with other organizations or our own clinical trials for clinical trial sites or patients;
•	the eligibility and exclusion criteria for the trial;
•	the design of the trial;
•	ability to obtain and maintain patient consent; and
•	risk that enrolled subjects will drop out before completion.

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

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Failure to obtain regulatory approval for our product candidates would substantially harm our business.

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with current Good Manufacturing Practices, or GMP, current Good Laboratory Practices, or GLP, and current Good Clinical Practices, or GCP, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that we will never obtain regulatory approval for our existing product candidates or any future product candidates.

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

•	failure to demonstrate that our product candidates are effective for their proposed indication and have an acceptable safety profile;
•	failure of clinical trials to meet the primary endpoints or level of statistical significance required for approval;
•	failure to demonstrate that the clinical and other benefits of a product candidate outweigh any of its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	disagreement with the design, size, conduct or implementation of our or our collaborators’ trials;
•	the insufficiency of data collected from trials of our product candidates to support the submission and filing of an NDA, BLA or other submission or to obtain regulatory approval;
•

failure to obtain approval of the manufacturing and testing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial product supplies or preclinical or clinical testing;

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

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. These False Claims Act lawsuits against pharmaceutical and biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. If we, or any partner that we may engage, do not lawfully promote our approved products, we may become subject to such litigation, which may have a material adverse effect on our business, financial condition and results of operations

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.

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

We currently exclusively sublicense entinostat to Eddingpharm for development and commercialization in China and select Asian countries. In December 2021, Eddingpharm announced that the results of its multi-center, randomized, double-blinded, placebo-controlled Phase III registration trial showed that entinostat plus exemestane improved progression free survival, overall response rate and disease control rate, compared with placebo plus exemestane in patients with advanced HR positive, HER2 negative breast cancer who had progressed after previous endocrine therapy. Nonetheless, it is possible that any future clinical trials conducted by Eddingpharm, including the forthcoming overall survival data in its ongoing Phase III registration trial, and trials by other current or future sublicensees in their respective jurisdictions could have negative results.

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

Private payors often follow decisions by the Centers for Medicare & Medicaid Services (“CMS”) regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. On December 27, 2021, CMS issued a final rule that rescinded the interim final rule implementing the Trump administration’s Most Favored Nation executive order. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Congress is also considering additional health reform measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

For the quarter ended March 31, 2022, we reported a net loss attributable to stockholders of $37.2 million. As of March 31, 2022, we had an accumulated deficit of $580.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as Russia's recent incursion into Ukraine. For example, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

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
•

business interruptions resulting from pandemics and public health emergencies, including those related to the ongoing COVID-19 pandemic, geopolitical actions, such as Russia’s recent incursion into Ukraine, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our amended loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $80.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of March 31, 2022, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We last completed an analysis through December 31, 2020 and determined that on March 30, 2007, August 21, 2015, and May 4, 2020, ownership changes had occurred. We may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ‘166 patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. The ‘166 patent expires in 2029. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application seeks to add three inventors not originally listed on the ‘166 patent. The reissue application does not seek to amend the claims issued in the ‘166 patent. On April 28, 2015, the United States Patent and Trademark Office, or the USPTO, re-issued the ‘166 patent as U.S. patent RE45,499. RE45,499 reissued with the same claims originally issued in the ‘166 patent and the list of inventors on RE45,499 now lists the additional three inventors that were not included on the ‘166 patent. The ‘166 patent has now been surrendered in favor of RE45,499. RE45,499 has the same term as the initial term of the ‘166 patent, which expires in August 2029. After expiry of RE39,754, which occurred in September 2017, a competitor may develop a competing polymorphic form other than based on polymorph B, which could compete with polymorph B.

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

The portfolio that we licensed from Vitae Pharmaceuticals, which is now a subsidiary of AbbVie Inc., or AbbVie, includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are actually granted.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future. In view of recent developments in U.S. patent laws, in spite of our efforts and the efforts of our licensors, we may face difficulties in obtaining allowance of our biomarker based patient selection patent claims or if we are successful in obtaining allowance of our biomarker based patient selection claims, we or our licensor may be unsuccessful in defending the validity of such claims if challenged before a competent court.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	results of trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, political and market conditions, including, but not limited to the ongoing impact of the COVID-19 pandemic and Russia’s recent incursion into Ukraine.

In addition, the stock market in general, and the Nasdaq Global Select Market, or Nasdaq, and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies, including recently in connection with the ongoing COVID-19 pandemic, which resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2021, we sold a total of 3,802,144 shares of our common stock and pre-funded warrants to purchase 1,142,856 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of March 31, 2022, we had 3,975,024 pre-funded warrants outstanding. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants will result, in dilution to our stockholders.

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 39.0% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Beginning with our annual report on Form 10-K for the year ending December 31, 2021, we were required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

10.1	Executive Employment Agreement by and between the Company and Catherine Madigan, M.D., dated as of March 1, 2022.

10.2	Executive Employment Agreement by and between the Company and Anjali Ganguli, Ph.D., dated as of September 30, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: May 9, 2022

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alexander Nolte
Alexander Nolte
Chief Accounting Officer
(Principal Accounting Officer, Interim Principal Financial Officer)