Form 10-Q
period 2022-06-30
Syndax Pharmaceuticals Inc
filed 2022-08-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, there were 56,565,165 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
the timing of the progress and receipt of data from the pivotal Phase 2 cohorts of the AUGMENT-101 trial of revumenib in patients with relapsed/refractory, or R/R, acute leukemias;
•
the timing of the progress and receipt of data from the AUGMENT-102 trial of revumenib in combination with chemotherapy in patients with R/R mutant nucleophosmin, NPM1, or mixed lineage leukemia rearranged, MLLr, acute leukemias, as well as the combination trials as part of the Leukemia & Lymphoma Society’s Beat® AML Master Clinical Trial and as part of the Australian Leukemia and Lymphoma Group (ALLG) INTERCEPT Master Clinical Trial;
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
•
developments relating to our competitors and our industry; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including the Russia Ukraine war and terrorism, or natural disasters and public health epidemics.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail in the section titled “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$120,239	$221,965
Restricted cash	115	115
Short-term investments	246,552	217,971
Short-term deposits	9,887	6,894
Collaboration receivable, net	13,102	-
Prepaid expenses and other current assets	2,392	1,451
Total current assets	392,287	448,396
Long-term investments	12,125	-
Property and equipment, net	256	278
Right-of-use asset, net	774	983
Other assets	995	—
Total assets	$406,437	$449,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,438	$5,669
Accrued expenses and other current liabilities	16,974	14,465
Current portion of term loan	7,212	—
Current portion of right-of-use liability	299	361
Current portion of capital lease	2	1
Derivative liability	—	187
Total current liabilities	30,925	20,683
Long-term liabilities:
Right-of-use liability, less current portion	570	711
Capital lease, less current portion	8	—
Term loan, less current portion	12,994	19,895
Total long-term liabilities	13,572	20,606
Total liabilities	44,497	41,289
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 56,399,734 and 54,983,105 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	981,712	952,019
Accumulated other comprehensive (income) loss	(1,335)	45
Accumulated deficit	(618,443)	(543,702)
Total stockholders’ equity	361,940	408,368
Total liabilities and stockholders’ equity	$406,437	$449,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License fees	$—	$379	$—	$758
Total revenues	—	379	—	758
Operating expenses:
Research and development	29,734	16,871	59,756	38,742
General and administrative	7,990	5,842	14,827	11,513
Total operating expenses	37,724	22,713	74,583	50,255
Loss from operations	(37,724)	(22,334)	(74,583)	(49,497)
Other income (expense):
Interest expense	(695)	(634)	(1,346)	(1,258)
Interest income	878	108	1,103	229
Other (expense) income, net	(31)	(50)	85	(107)
Total other income (expense)	152	(576)	(158)	(1,136)
Net loss	$(37,572)	$(22,910)	$(74,741)	$(50,633)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	$(695)	$8	$(1,380)	$21
Comprehensive loss	$(38,267)	$(22,902)	$(76,121)	$(50,612)
Net loss attributable to common stockholders	$(37,572)	$(22,910)	$(74,741)	$(50,633)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(0.44)	$(1.25)	$(0.98)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	60,156,653	51,603,286	59,570,888	51,551,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,741)	$(50,633)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	22	25
Amortization and accretion of investments	(320)	300
Non-cash operating lease expense	209	197
Non-cash interest expense	311	234
Changes in fair value of derivative liability	(187)	—
Stock-based compensation	7,416	6,007
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,930)	(2,357)
Other receivables	(13,102)	—
Accounts payable	769	116
Deferred revenue	—	(758)
Accrued expenses and other liabilities	2,316	235
Net cash used in operating activities	(82,237)	(46,634)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(164,632)	(126,548)
Proceeds from sales and maturities of short-term investments	122,866	119,000
Net cash used in investing activities	(41,766)	(7,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in at-the-market stock offering, net	19,427	5,131
Proceeds from Employee Stock Purchase Plan	150	143
Proceeds from stock option exercises	2,700	1,706
Net cash provided by financing activities	22,277	6,980
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(101,726)	(47,202)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	222,080	115,358
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$120,354	$68,156
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$960	$996

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, and the results of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom, in 2014 the Company established a wholly owned U.S. subsidiary, and in 2021, the Company established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. All intercompany balances and transactions have been eliminated in consolidation.

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

In December 2021, the Company received the upfront cash payment of $117 million and the Company issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share. Additionally, Incyte and the Company entered into a letter agreement which permitted Incyte to terminate the Incyte Agreement under circumstances under which the upfront payment of $117 million would be returned to Incyte and a cash settlement on the sale of the Company's common stock would be made to make the parties whole (the "Letter Agreement"). In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. Accordingly, the Company recorded the common stock issued to Incyte at fair value of $24.8 million, $0.6 million as a derivative liability and $126.6 million as license revenue as of December 31, 2021. The Letter Agreement terminated in March 2022.

As of June 30, 2022, the Company has recorded $13.5 million as a collaboration receivable due from Incyte related to development costs under the Agreement. Additionally, the Company has recorded approximately $0.4 million as a collaboration payable, due to Incyte for development costs incurred by Incyte. Both expense and cost offset are recorded as part of research and development expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(37,572)	$(22,910)	$(74,741)	$(50,633)
Net loss attributable to common stockholders—basic and diluted	$(37,572)	$(22,910)	$(74,741)	$(50,633)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(0.44)	$(1.25)	$(0.98)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	60,156,653	51,603,286	59,570,888	51,551,844

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2022	2021
Options to purchase common stock	8,046,741	7,406,760
Employee Stock Purchase Plan	10,805	8,214
Non-vested restricted stock units (RSUs)	259,788	124,083

In January 2020, the Company sold 3,036,719 shares of common stock at $8.00 per share and pre-funded warrants to purchase 1,338,287 shares of common stock. In February 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise and in November 2021, 475,784 pre-funded warrants were exchanged for shares of common stock in a cashless exercise. As of June 30, 2022, 3,975,024 pre-funded warrants were considered issued and outstanding.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In June 2019, the Company achieved certain development and regulatory milestones and recorded $4.0 million as research and development expense. In February 2022, the Company achieved certain development and regulatory milestones and recorded $2.0 million as research and development expense.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”), as amended from time to time, with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicenseable, exclusive license to UCB6352, which the Company refers to as axatilimab, an investigational new drug (“IND”) ready anti-CSF-1R monoclonal antibody. Subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the start of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $6.0 million as research and development expense. Additionally, in connection with its most recent amendment of the UCB License Agreement, the Company paid UCB $5.8 million, which it recognized as a milestone expense in the six months ended June 30, 2022.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2022
Assets:
Cash and cash equivalents	$120,240	$68,248	$51,992	$—
Short-term investments	246,552	—	246,552	—
Long-term investments	12,125	—	12,125	—
Total assets	$378,917	$68,248	$310,669	$—
December 31, 2021
Assets:
Cash and cash equivalents	$221,965	$96,816	$125,149	$—
Short-term investments	217,971	—	217,971	—
Total assets	$439,936	$96,816	$343,120	$—
Liabilities:
Derivative liability	187	—	—	187
Total liabilities	$187	$—	$—	$187

There have been no material impairments of our assets measured and carried at fair value during the period ended June 30, 2022 and 2021. In addition, there have been no changes in valuation techniques during the period ended June 30, 2022 and 2021. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short – term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies. The fair value of the Level 3 instrument is determined using unobservable inputs and the Company utilized a Black Scholes valuation model as of December 9, 2021 (initial recognition) and December 31, 2021, respectively.

The following table summarizes the fair value rollforward (in thousands):

Fair Value
Derivative Liability:
Beginning Balance 12/31/21	$187
Change in fair value	(187)
Ending Balance 6/30/22	$—

The change in fair value of the Level 3 instrument was directly related to the expiration of the Letter Agreement in March 2022. At the time of the expiration of the Letter Agreement, Incyte no longer had the ability to terminate the contract, as such the probability of payment to Incyte was assessed to be zero. Accordingly, the Company released the remaining $187,000 liability related to the Letter Agreement as of March 31, 2022.

The short-term and long-term investments are classified as available-for-sale securities. As of June 30, 2022, the remaining contractual maturities of the available-for-sale securities were 1 to 13 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2022 and 2021. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2022, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2022
Commercial paper	$201,084	$—	$(697)	$200,387
Corporate bonds	4,067	1	—	4,068
US Treasury and federal bonds	106,852	—	(638)	106,214
	$312,003	$1	$(1,335)	$310,669
December 31, 2021
Commercial paper	$306,715	$70	$(17)	$306,768
Corporate bonds	22,147	—	(6)	22,141
US Treasury and federal bonds	14,212	—	(2)	14,210
	$343,074	$70	$(25)	$343,119

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,564	$642
Interest receivable on investments	410	429
Prepaid subscription	235	230
Other	183	150
Total prepaid expenses and other current assets	$2,392	$1,451

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical costs	$10,519	$7,760
Accrued compensation and related costs	2,736	4,342
Accrued professional fees	553	662
Other	3,166	1,701
Total accrued expenses and other current liabilities	$16,974	$14,465

10. Stock-Based Compensation

In January 2022, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 2,198,134 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2022, the total number of shares of common stock available for issuance under the 2015 Plan was 1,647,345. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
			(In thousands)
Research and development	$1,358	$1,093	$2,710	$1,996
General and administrative	2,580	2,147	4,706	4,011
Total	$3,938	$3,240	$7,416	$6,007

Compensation expense by type of award in the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
			(In thousands)
Stock options	$3,188	$2,615	$6,113	$4,961
Restricted Stock Units	722	597	1,238	977
Employee Stock Purchase Plan	28	28	65	69
Total	$3,938	$3,240	$7,416	$6,007

During the six months ended June 30, 2022, the Company granted 1,993,450 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the six months ended June 30, 2022, was $21.8 million, or $10.93 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

In 2019, the Company granted to certain employees 583,000 performance-based stock options (“2019 Performance Awards”), primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. Additionally, in 2022, the Company granted to certain employees 140,000 performance-based stock options (“2022 Performance Awards”), primarily related to the achievement of certain regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the fourth quarter of 2020 one of the performance milestones of the 2019 Performance Awards was achieved and of the associated 194,331 stock options, 64,777 stock options vested, and 388,669 options were cancelled. In 2021, 64,780 stock options vested. As of June 30, 2022, 56,999 options (net of cancellations) remain to vest. For the remaining milestones, the performance conditions were not met as of June 30, 2022. Therefore, no expense has been recognized related to these awards for the six months ended June 30, 2022, and 7,778 options were canceled in 2022.

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement and, as such, the Company recorded approximately $214,000 of stock compensation expense for these awards for the six months ended June 30, 2022. As of June 30, 2022, 140,000 stock options outstanding were unvested, and no options had been cancelled.

During the six months ended June 30, 2022, 286,572 options were exercised for cash proceeds of $2.7 million. During the six months ended June 30, 2021, 191,394 options were exercised for cash proceeds of $1.7 million.

Restricted stock units

RSUs awarded to Board of Directors or employees vest on either i) on the one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2021	132,333	$20.11
Granted (1)	131,205	$15.79
Vested	(3,750)	$9.47
Forfeited	-	$-
Unvested—June 30, 2022	259,788	$18.08

(1) RSU’s granted in 2022 and 2021 had a weighted average grant date fair value of $15.79 and $21.19, respectively. The fair values of RSU’s vested in 2022 and 2021 totaled $36,000 and $60,000, respectively.

As of June 30, 2022, there was $35.9 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.9 years. Stock compensation costs have not been capitalized by the Company.

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

The First Amendment provides for an aggregate maximum borrowing of up to $80.0 million, consisting of (i) a term loan of up to $20 million ( the “Initial Advance”), (ii) second tranche (“Tranche 2”) of up to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and the remaining $15.0 million being available at the Company’s option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022, and (iii) third tranche (‘Tranche 3”) of up to $30.0 million which is available, subject to the Agent’s investment committee approval, through the Interest-Only Period. The Company did not draw the first $15.0 million from Tranche 2.

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

During the six months ended June 30, 2022 and 2021, the Company recognized $1.3 million and $1.2 million, respectively, of interest expense related to the Initial Advance pursuant to the Amended Loan Agreement.

As of June 30, 2022, the Company’s maturities of principal obligations under its long-term debt are as follows (in thousands):

Amount
Remainder of 2022	$—
2023	14,765
2024	5,235
Total principal outstanding	20,000
Amortized final fee	293
Unamortized debt issuance costs	(87)
Total	20,206
Term loan, current portion	7,212
Term loan, less current portion	$12,994

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized gains on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549
Proceeds from ATM sales	1,111,111	—	19,427	—	—	19,427
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gains on short-term investments	—	—	—	(695)	—	(695)
Employee withholdings ESPP	—	—	58	—	—	58
Proceeds from exercise of stock options	257,733	—	2,235	—	—	2,235
Net loss	—	—	—	—	(37,572)	(37,572)
Balance as of June 30, 2022	56,399,734	$6	$981,712	$(1,335)	$(618,443)	$361,940

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments				13		13
Prefunded warrant exchange	250,000	—	—		—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise of stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205
Stock-based compensation expense	—	—	3,240	—	—	3,240
Unrealized gains on short-term investments	—	—	—	8	—	8
Employee withholdings ESPP	—	—	64	—	—	64
Proceeds from ATM Offering, net $200 offering expense	277,629	—	5,131	—	—	5,131
Proceeds from exercise of stock options	90,440	—	825		—	825
Net loss	—	—	—	—	(22,910)	(22,910)
Balance as of June 30, 2021	48,616,628	$5	$833,802	$17	$(619,261)	$214,563

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the period ended June 30, 2022, the Company sold 1,111,111 additional shares of common stock under the 2021 ATM Program, with net proceeds of approximately $19.4 million.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

June 30, 2022
Common stock issuable under pre-funded warrants	3,975,024
Options to purchase common stock	9,953,874
Employee Stock Purchase Plan	1,527,464

13. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2022, or 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 1, 2022.

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are, SNDX-5613, or revumenib, and SNDX-6352, or axatilimab. We are developing revumenib, targeting the binding interaction of menin with the mixed lineage leukemia 1 (MLL1) protein for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have generated minimal license revenue, except for in 2021. Other than in 2021, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2022 and 2021, we reported a net loss of $74.7 million and $50.6 million, respectively. We reported a net loss attributable to stockholders of $74.7 million and $50.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $618.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of June 30, 2022, we had cash, cash equivalents and short-term and long-term investments of $378.9 million.

COVID-19 Business Update

We continue to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. While we are not experiencing financial impacts at this time, given the changes in global macroeconomic conditions, the overall disruption of global healthcare systems, potential limitations to the efficacy of vaccines for COVID-19, the evolution of multiple variants of the virus and other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. We have reopened our offices to allow employees to return to the office, while also supporting distributed working options.

We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate supplies of revumenib and axatilimab. If the COVID-19 pandemic continues to persist and if it impacts essential distribution systems such as FedEx and postal delivery or if it results in facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to our clinical trial operations.

With respect to clinical development, we continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have, and may continue to experience, disruptions and/or delays in our ability to initiate trial sites and enroll and assess patients. As the COVID-19 pandemic continues, we anticipate an ongoing, though minimal, impact on our ability to maintain patient enrollment in our clinical trials. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Clinical Developments

Revumenib

•
The pivotal Phase 2 portion of AUGMENT-101 is ongoing and we continue to expect completion of enrollment in one of the three pivotal cohorts by year-end. The trials are enrolling a total of 64 adult and up to 10 pediatric patients across each of three distinct trial populations: patients with NPM1 mutant acute myeloid leukemia (AML), patients with MLLr AML, and patients with MLLr acute lymphocytic leukemia (ALL). Based on discussions with the U.S. Food and Drug Administration, AUGMENT-101 may serve as the basis for regulatory filings in each of the three distinct populations. We expect to report topline data from the trials starting in the first half of 2023, with the potential for the first New Drug Application filing later in 2023. We also anticipate announcing updated data from the Phase 1 portion of the AUGMENT-101 trial in the fourth quarter of 2022.
•
Two trials, BEAT-AML and AUGMENT-102, are ongoing and will assess the safety, tolerability, and preliminary anti-leukemic efficacy of revumenib and establish an appropriate Phase 2 dose when used in combination with other approved agents. BEAT-AML is a front-line combination trial of revumenib with venetoclax and azacitidine being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. AUGMENT-102 is a trial assessing revumenib in combination with chemotherapy in patients with R/R mNPM1 or MLLr acute leukemias.
•
We expect the Australasian Leukaemia and Lymphoma Group (ALLG) to initiate the INTERCEPT trial of revumenib as monotherapy in patients with AML who are minimal residual disease-positive (MRD+) following initial treatment, in the fourth quarter of 2022. The trial is a part of the INTERCEPT AML Master Clinical Trial, a collaborative clinical trial investigating novel therapies to target early relapse and clonal evolution as pre-emptive therapy in AML. Revumenib is the first menin inhibitor to be included in the INTERCEPT AML Master Clinical Trial.
•

We previously announced that we intend to initiate a proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable CRC in the fourth quarter of 2022.

Axatilimab

•
Enrollment is ongoing in our global pivotal Phase 2 AGAVE-201 trial of axatilimab in patients with cGVHD. The trial is evaluating the safety and efficacy of three dosing regimens of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We remain on track to report topline data in the first half of 2023, with the potential for a Biologics License Application filing later in 2023.
•
We plan to initiate a Phase 2b trial to assess the efficacy, safety and tolerability of axatilimab in patients with IPF in the fourth quarter of 2022. This 52-week, randomized, double-blind and placebo-controlled trial is expected to enroll approximately 170 patients. The primary endpoint will assess the change from baseline in forced vital capacity, which is the current registrational endpoint in IPF.
•
We are working with our partner, Incyte Corporation, to plan additional trials of axatilimab in earlier lines of cGVHD, and expect that Incyte will initiate a Phase 1 trial of axatilimab in combination with Jakafi® in patients with steroid-refractory cGVHD in the fourth quarter of 2022.

Corporate Updates

•
In June 2022, we announced the appointment of Keith A. Goldan as Chief Financial Officer. Mr. Goldan brings to Syndax nearly thirty years of leadership and operational experience at several pharmaceutical, biotechnology, and medical technology companies.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenue for the three and six months ended June 30, 2021, had been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC. In September 2021, KKC informed us that they discontinued the entinostat program and cancelled the license to develop and commercialize entinostat.

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab). We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. In 2021, we received $152.0 million in total consideration, of which $126.6 million was allocated to the license and recognized as license revenue as of December 31, 2021. As of June 30, 2022, no additional revenue has been recognized under the Incyte License and Collaboration Agreement.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
Revenue:
License fees	$—	$379	$(379)	-100%
Total revenues	—	379	(379)	-100%
Operating expenses:
Research and development	29,734	16,871	12,863	76%
General and administrative	7,990	5,842	2,148	37%
Total operating expenses	37,724	22,713	15,011	66%
Loss from operations	(37,724)	(22,334)	15,390	69%
Other income (expense):
Interest expense	(695)	(634)	(61)	10%
Interest income	878	108	770	713%
Other (expense) income, net	(31)	(50)	19	-38%
Total other income (expense)	152	(576)	728	-126%
Net loss	$(37,572)	$(22,910)	$14,662	64%

License Fees

For the three months ended June 30, 2022, we recognized no revenue under our current agreements, which are not revenue generating. For the three months ended June 30, 2021, we recognized $0.4 million, derived from the KKC license agreement which was terminated in Q3 2021.

Research and Development

For the three months ended June 30, 2022, our total research and development expenses increased approximately $12.9 million, or 76%, to $29.7 million from $16.9 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increases in clinical and manufacturing activities of $10.9 million, increases in employee related expenses of $1.4 million and increased professional fees of $0.6 million. Increased clinical and manufacturing expenses are primarily due to increased manufacturing activities related to axatilimab of $5.6 million and menin of $0.5 million. Clinical activities for menin increased by $5.1 million, for axatilimab by $5.1 million, for third party studies by $1.9 million, offset by collaboration cost reimbursement of $7.3 million. Employee related activities increased due to increased headcount expenses of $1.2 million and increased stock compensation of $0.2 million. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
External research and development expenses	$23,688	$12,063	$11,625	96%
Internal research and development expenses	6,046	4,808	1,238	26%
Total research and development expenses	$29,734	$16,871	$12,863	76%

General and Administrative

For the three months ended June 30, 2022, our total general and administrative expenses increased $2.1 million, or 37%, to $8.0 million from $5.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $1.6 million and increased professional fees of $0.5 million.

Interest Income and Interest Expense

For the three months ended June 30, 2022, interest income increased from the comparable period in the prior year primarily due to increased interest rates partially offset by an increased average balance on cash equivalents and short-term and long-term investments.

For the three months ended June 30, 2022, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the Amended Loan Agreement.

Comparison of the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
Revenue:
License fees	$—	$758	$(758)	-100%
Total revenues	—	758	(758)	-100%
Operating expenses:
Research and development	59,756	38,742	21,014	54%
General and administrative	14,827	11,513	3,314	29%
Total operating expenses	74,583	50,255	24,328	48%
Loss from operations	(74,583)	(49,497)	25,086	51%
Other (expense):
Interest expense	(1,346)	(1,258)	(88)	7%
Interest income	1,103	229	874	382%
Other income (expense), net	85	(107)	192	-179%
Total other (expense)	(158)	(1,136)	978	-86%
Net loss	$(74,741)	$(50,633)	$24,108	48%

License Fees

For the six months ended June 30, 2022, we recognized no revenue under our current agreements, which are not revenue generating. For the six months ended June 30, 2021, we recognized $0.8 million respectively, derived from the KKC license agreement which was terminated in Q3 2021.

Research and Development

For the six months ended June 30, 2022, our total research and development expenses increased $21.0 million, or 54%, to $59.8 million from $38.7 million for the comparable period in the prior year. The increase in research and development expenses was primarily due to increased clinical and manufacturing activities of $16.5 million, increased employee related expenses of $3.5 million, and increased professional fees of $1.0 million. Increased clinical and manufacturing activities are primarily due to increased clinical activities for menin of $6.0 million, for axatilimab of $14.4 million, for third party studies of $3.3 million, offset by collaboration cost reimbursement of $13.1 million. Additionally, we recognized a $5.8 million milestone expense in connection with the axatilimab program. Employee related expenses primarily increased due to increased headcount and stock compensation. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
External research and development expenses	$47,445	$29,669	$17,776	60%
Internal research and development expenses	12,311	9,073	3,238	36%
Total research and development expenses	$59,756	$38,742	$21,014	54%

General and Administrative

For the six months ended June 30, 2022, our total general and administrative expenses increased $3.3 million, 29%, to $14.8 million from $11.5 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $2.5 million, increased professional fees of $0.6 million and increased insurance related expense of $0.2 million.

Interest Income and Interest Expense

For the six months ended June 30, 2022, interest income increased from the comparable period in the prior year primarily due to interest rates partially offset by an increased average balance on cash equivalents and short-term and long-term investments.

For the six months ended June 30, 2022, interest expense increased from the comparable period in the prior year primarily due to the interest expense on the Amended Loan Agreement.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had cash, cash equivalents and short-term and long-term investments totaling $378.9 million. Our operations have been primarily financed by net proceeds from public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short-term investments as of June 30, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

The Amended Loan Agreement provides for an aggregate maximum borrowing of up to $80.0 million, consisting of (i) a term loan of up to $20 million (the “Initial Advance”), (ii) second tranche (“Tranche 2”) of up to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and the remaining $15.0 million being available at the Company’s option through November 30, 2022, which availability period will be extended to April 30, 2023 if the first $15.0 million is drawn prior to April 30, 2022, and (iii) third tranche (“Tranche 3”) of up to $30.0 million which is available, subject to the Agent’s investment committee approval, through the Interest-Only Period. The Company did not draw the first $15.0 million from Tranche 2. For additional information, see Note 11 Loan Payable to our condensed consolidated financial statements elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a new sales agreement with Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. As of June 30, 2022, we had sold 1,111,111 shares of common stock under the 2021 ATM Program. As of August 5, 2022, the Company had $49.7 million available under the ATM.

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

Our material contractual obligations and commitments as June 30, 2022, primarily relate to our maturities of principal obligations under our long-term debt, operating leases for office space and equipment and capital leases for office equipment. As of June 30, 2022, we have $7.6 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ended 2021. As of June 30, 2022, we had an accumulated deficit of $618.4 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(82,237)	$(46,634)
Net cash used in investing activities	(41,766)	(7,548)
Net cash provided by financing activities	22,277	6,980
Net (decrease) in cash, cash equivalents and restricted cash	$(101,726)	$(47,202)

Net Cash Used in Operating Activities

Net cash used in operating activities for six months ended June 30, 2022 was $82.2 million and primarily consisted of our net loss of $74.7 million adjusted for non-cash items, including stock-based compensation of $7.4 million, a net decrease in operating assets and liabilities of $14.9 million, an investment accretion of $0.3 million, a non-cash operating lease expense of $0.2 million and non-cash interest expense associated with the term loan of $0.3 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $0.8 million, increased prepayments and deposits of $4.9 million, increased other receivables or $13.1 million, increased accrued expenses and other liabilities of $2.3 million.

Net cash used in operating activities for the six months ended June 30, 2021, was $46.6 million and primarily consisted of our net loss of $50.6 million adjusted for non-cash items, including stock-based compensation of $6.0 million, a net decrease in operating assets and liabilities of $2.8 million, an investment accretion of $0.3 million, non-cash operating lease expense of $0.2 million and non-cash interest expense associated with the term loan of $0.2 million. The increased net loss is primarily due to increased pre-clinical trial activities and CMC expenses partially offset by decreased pre-commercialization activities. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $0.1 million, increased prepayments and deposits of $2.4 million, increased accrued expenses and other liabilities of $0.2 million and decreased deferred revenue of $0.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022, was $41.8 million and was primarily due to the purchase of $164.6 million of available-for-sale marketable securities partially offset by the $122.8 million of proceeds from the maturities of available-for-sale securities.

Net cash used in investing activities for the six months ended June 30, 2021, was $7.5 million and was primarily due to the purchase of $126.5 million of available-for-sale marketable securities partially offset by the $119.0 million of proceeds from the maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, of $22.3 million was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $19.4 million, proceeds from the exercise of stock options of $2.7 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 we had cash and cash equivalents of $120.2 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $246.6 million, consisting of commercial paper, and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to greater of (y) 9.25% and (z) 6.00% plus the Wall Street Journal prime rate. As of June 30, 2022, $20.0 million was outstanding under the Loan Agreement. The effect of a 100 basis points adverse change in market interest rates on our 2021 Loan Agreement, in excess of applicable minimum floors, on our interest expense would be approximately $0.4 million.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2022, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Summary of Selected Risks

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our securities. These risks and uncertainties include, among others, the following:

•
Public health threats could have an adverse effect on our clinical trials, operations and financial results.
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
•
Revumenib, formerly SNDX-5613, has undergone limited clinical testing and we may fail to show that the drug candidate is well tolerated and provides sufficient clinical benefit for patients.
•
Axatilimab has undergone limited clinical testing and we may fail to show that this drug candidate is well tolerated and provides a sufficient clinical benefit for patients.
•
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
Incyte may fail to perform its obligations as expected under the collaboration or may deprioritize its investment to further develop and commercialize axatilimab.
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
•
The market price of our stock may be volatile and stockholders could lose all or part of their investment.
•
We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Risks Related to Our Business and Industry

Public health threats could have an adverse effect on our clinical trials, operations and financial results.

We face various risks related to epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic, including newly discovered strains of the virus, which could adversely affect our ongoing or planned business operations. In particular, the ongoing COVID-19 pandemic has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any future business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the partners and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

The ongoing COVID-19 pandemic could continue to disrupt supply chain and operations, including associated delays in the manufacturing and supply of our products, which may affect our operations, including the conduct of clinical studies, or the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. COVID-19 may also affect our employees and employees and operations at suppliers that may result in delays or disruptions in supply. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future and the uncertainty of the timing of the broader economic recovery to pre-pandemic levels.

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
•
timely completion of one or more of the pivotal Phase 2 cohorts of the AUGMENT-101 trial of revumenib in patients with relapsed/refractory acute leukemias;
•
the timing of the progress and receipt of data from the AUGMENT-102 trial of revumenib in combination with chemotherapy in patients with R/R mutant nucleophosmin, NPM1, or mixed lineage leukemia rearranged, MLLr, acute leukemias;

•
the timing of the progress and receipt of data from the combination trial of revumenib as part of the Leukemia & Lymphoma Society’s Beat® AML Master Trial® and as a monotherapy as part of the Australian Leukemia and Lymphoma Group (ALLG) INTERCEPT Master Clinical Trial, each of which is not a Company sponsored trial;
•
timely completion of the pivotal Phase 2 trial, AGAVE-201, of axatilimab in patients with chronic Graft Versus Host Disease, or cGVHD;
•
the timing of the progress and receipt of data from the Phase 2 trial of axatilimab in idiopathic pulmonary fibrosis;
•
the timing of the progress and receipt of data from the Phase 1 trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer;
•
timely completion of any future clinical trials of revumenib and axatilimab;
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic or geopolitical tensions, such as the Russia Ukraine war;
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
•
the potential use of our product candidates to treat various cancers and fibrotic diseases;
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
•
our ability to successfully commercialize our product candidates in the United States and abroad, whether alone or in collaboration with others; and
•
our ability to enforce our intellectual property rights with respect to our product candidates.

If we fail to obtain regulatory approval for our product candidates, we will not be able to generate product sales, which will have a material adverse effect on our business and our prospects.

Revumenib has undergone limited clinical testing and we may fail to show that the drug is well tolerated and provides sufficient clinical benefit for patients.

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NPM1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLLr interaction, such as revumenib, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in relapsed/refractory, or r/r, patients with MLLr and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult patients with r/r MLLr acute lymphoblastic leukemia, or

ALL, r/r MLLr acute myeloid leukemia, or AML, and r/r NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that this drug is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. Our approach is to conduct a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who have failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we have aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. While we believe that we have established sufficient efficacy to warrant continued development in this indication, we have not yet sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in April and December 2021, we announced interim data from our Phase 1/2 clinical trial of revumenib. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as the Russia Ukraine war;
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
•
strategic collaborators may not commit adequate resources to the marketing, sales and distribution of our product candidates, limiting our potential revenues from these products;

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

The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would harm our business.

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
•
our willingness or ability to pay adequate rebates to payors or pharmacy benefit managers;
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
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products or refuse to permit the import or export of products.

The occurrence of any event or penalty described above may inhibit our ability to commercialize and generate revenue from the sale of our product candidates.

Advertising and promotion of any product candidate that obtains approval in the United States will is heavily scrutinized by the FDA's Office of Prescription Drug Promotion , the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to administrative, civil and criminal penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, curtailment or restructuring of our operations and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include, but are not limited to, the federal civil False Claims Act, which allows any individual to bring a lawsuit against an individual or entity, including a pharmaceutical or biopharmaceutical company on behalf of the federal government alleging the knowing submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment or approval by a federal program such as Medicare or Medicaid. These False Claims Act lawsuits against pharmaceutical or biopharmaceutical companies have increased significantly in number and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices, including promoting off-label drug uses involving fines in excess of $1.0 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. If we, or any partner that we may engage, do not lawfully promote our approved products, we may become subject to such litigation, which may have a material adverse effect on our business, financial condition and results of operations.

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

Revumenib is being developed for the treatment of relapsed/refractory adult and pediatric patients with MLLr ALL, MLLr AML and NPM1 mutant AML. At this time, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, revumenib has the potential to be the first defined therapy for patients with MLLr ALL, MLLr AML and/or NPM1 mutant AML.

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
•
our ability to manufacture commercial quantities of our product candidates if they receive regulatory approval; and
•
our ability to negotiate preferential formulary status for our product candidates.

Even if we obtain regulatory approval of our product candidates, the availability, commercial formulary placement, and price of our competitors’ products could limit the demand and the price we are able to charge. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment, or if physicians switch to other new drug or biologic products or choose to reserve our drugs for use in limited circumstances.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell axatilimab. We have a worldwide, sublicenseable, exclusive license to axatilimab, an IND-ready anti-CSF-1R monoclonal antibody pursuant to a license agreement with UCB. Certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell axatilimab may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of axatilimab, and materially harm our business.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical, commercial and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the pharmaceutical and biopharmaceutical industries is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our ability to successfully commercialize our existing product candidates, or any other product candidates that we develop, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs, private health insurers, pharmacy benefit managers, managed care plans and other organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined rebates and discounts from list prices and are challenging the prices charged for medical products.

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Limitation on coverage and reimbursement may impact the demand for, or the price of, and our ability to successfully commercialize any product candidates that we develop.

There may be significant delays in obtaining adequate coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, marketing, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

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

In order to market any approved product candidate in the future, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities. To develop our internal sales, distribution and marketing capabilities, we must invest significant amounts of financial and management resources in the future. For drugs where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

•
we may not be able to attract and build an effective marketing or sales organization;
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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the ways that they conceal access to systems. Many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding employees or clinical trial patients, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. Any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events resulting in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect. Any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception, except 2021, and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical stage biopharmaceutical company with limited operating history. We have no products approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of our product candidates. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005, except in 2021.

For the quarter ended June 30, 2022, we reported a net loss attributable to stockholders of $37.6 million. As of June 30, 2022, we had an accumulated deficit of $618.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of COVID-19's global economic impact, including any recessions that has occurred or may occur in the future. In addition, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

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
•
our need to acquire and implement additional internal systems and infrastructure, including compliance and financial and reporting systems, as we grow our company; and
•
business interruptions resulting from pandemics and public health emergencies, including those related to the ongoing COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

Our loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, for aggregate maximum borrowings of up to $80.0 million, or the Credit Facility, is collateralized by substantially all of our and our subsidiaries personal property and other assets, other than our intellectual property. As of June 30, 2022, the outstanding principal balance under the Credit Facility was $20.0 million. The Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

If we breach the license agreement related to revumenib or if the license agreement is otherwise terminated, we could lose the ability to continue the development and commercialization of revumenib.

Our commercial success depends upon our ability to develop, manufacture, market and sell revumenib. Subject to the achievement of certain milestone events, we may be required to pay Vitae, which is now a subsidiary of AbbVie, up to $99 million in one-time development and regulatory milestone payments over the term of the AbbVie license agreement. In the event that we or any of our affiliates or sublicensees commercializes revumenib, we will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie.

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

Unless terminated earlier in accordance with its terms, the license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to AbbVie would expire because no commercial sales of revumenib have occurred and the last-to-expire relevant patent covering revumenib in a given country may change in the future.

If the license agreement is terminated, we would not be able to develop, manufacture, market or sell revumenib and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

Third parties may infringe our or our licensors’ patents or misappropriate or otherwise violate our or our licensors’ intellectual property rights. In the future, we or our licensors may initiate legal proceedings to enforce or defend our or our licensors’ intellectual property rights, to protect our or our licensors’ trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming and many of our or our licensors’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect our rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to the ongoing impact of the COVID-19 pandemic and the Russia Ukraine war.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs (wages). Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2021, we sold a total of 3,802,144 shares of our common stock and pre-funded warrants to purchase 1,142,856 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of June 30, 2022, we had 3,975,024 pre-funded warrants outstanding. Additionally, in April 2022, the Company sold 1,111,111 common shares under the 2021 ATM Program, with net proceeds of approximately $19.4 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants will result, in dilution to our stockholders.

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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.8% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Beginning with our annual report on Form 10-K for the year ending December 31, 2021, we were required to include an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

10.1†	Mutual Release and Settlement Agreement by and between the Company and UCB Biopharma SRL, dated as of June 6, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Date: August 8, 2022

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer)