Form 10-Q
period 2022-09-30
Syndax Pharmaceuticals Inc
filed 2022-11-03
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 2, 2022, there were 60,223,498 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
the timing of the progress and receipt of data from the combination trial of revumenib as part of the Leukemia & Lymphoma Society’s Beat® AML Master Trial® and as a monotherapy as part of the Australian Leukemia and Lymphoma Group (ALLG) INTERCEPT Master Clinical Trial, each of which is not a Company-sponsored trial;
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
•
developments relating to our competitors and our industry; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including the Russia-Ukraine war and terrorism, or natural disasters and public health epidemics.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$71,377	$221,965
Restricted cash	115	115
Short-term investments	266,461	217,971
Short-term deposits	12,870	6,894
Collaboration receivable, net	4,539	—
Prepaid expenses and other current assets	2,269	1,451
Total current assets	357,631	448,396
Property and equipment, net	23	278
Right-of-use asset, net	1,152	983
Other assets	881	—
Total assets	$359,687	$449,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,115	$5,669
Accrued expenses and other current liabilities	13,213	14,465
Current portion of right-of-use liability	471	361
Current portion of capital lease	4	1
Derivative liability	—	187
Total current liabilities	20,803	20,683
Long-term liabilities:
Right-of-use liability, less current portion	768	711
Capital lease, less current portion	14	—
Term loan, less current portion	—	19,895
Total long-term liabilities	782	20,606
Total liabilities	21,585	41,289
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 60,122,661 and 54,983,105 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	993,547	952,019
Accumulated other comprehensive (loss) income	(1,605)	45
Accumulated deficit	(653,846)	(543,702)
Total stockholders’ equity	338,102	408,368
Total liabilities and stockholders’ equity	$359,687	$449,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License fees	$—	$12,375	$—	$13,133
Total revenues	—	12,375	—	13,133
Operating expenses:
Research and development	26,901	25,606	86,658	64,348
General and administrative	8,240	6,801	23,066	18,314
Total operating expenses	35,141	32,407	109,724	82,662
Loss from operations	(35,141)	(20,032)	(109,724)	(69,529)
Other (expense) income, net:
Interest expense	(1,748)	(649)	(3,094)	(1,906)
Interest income	1,781	83	2,884	312
Other (expense) income, net	(295)	(41)	(210)	(149)
Total other (expense) income, net	(262)	(607)	(420)	(1,743)
Net loss	$(35,403)	$(20,639)	$(110,144)	$(71,272)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	$(270)	$(6)	$(1,650)	$15
Comprehensive loss	$(35,673)	$(20,645)	$(111,794)	$(71,257)
Net loss attributable to common stockholders	$(35,403)	$(20,639)	$(110,144)	$(71,272)
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(0.40)	$(1.84)	$(1.38)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	60,670,294	51,962,320	59,941,384	51,690,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,144)	$(71,272)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	30	33
Amortization and accretion of short-term investments	(1,357)	473
Non-cash operating lease expense	309	302
Non-cash interest expense	1,103	358
Changes in fair value of derivative liability	(187)	—
Stock-based compensation	11,778	9,388
Other	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,674)	(1,471)
Collaboration receivable, net	(4,539)	—
Accounts payable	1,445	1,614
Deferred revenue	—	(13,133)
Accrued expenses and other liabilities	(1,545)	2,131
Net cash used in operating activities	(110,781)	(71,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(244,467)	(189,492)
Proceeds from sales of equipment	225	—
Proceeds from sales and maturities of short-term investments	195,683	208,575
Net cash (used in) provided by investing activities	(48,559)	19,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(20,998)	—
Proceeds from issuance of common stock in at-the-market stock offering, net	19,427	5,131
Proceeds from Employee Stock Purchase Plan	260	242
Proceeds from stock option exercises	10,063	3,312
Net cash provided by financing activities	8,752	8,685
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(150,588)	(43,810)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	222,080	115,358
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$71,492	$71,548
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,059	$1,499

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

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

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab) (the “Incyte License”) and the Company entered into a share purchase agreement with Incyte (the “Incyte Share Purchase Agreement,” and together with the Incyte License, the “Incyte Agreements”). Under the terms of the Incyte Agreements, Incyte will receive exclusive commercialization rights outside of the United States, subject to tiered royalty payment obligations. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab, subject to the Company’s exercise of its co-promotion option. Incyte will be responsible for leading all aspects of commercialization of axatilimab in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with the global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. Each company will be responsible for funding any of its own independent development of activities. All development costs related to the collaboration will be subject to a joint development plan.

The Company is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in commercialization milestones. In addition, the Company is eligible to receive tiered royalties on potential net sales of the licensed product comprising axatilimab ranging from the low to mid double-digit percentages.

In December 2021, the Company received an upfront cash payment of $117.0 million and the Company issued 1,421,523 shares of common stock for an aggregate purchase price of $35.0 million, or $24.62 per share. Additionally, Incyte and the Company entered into a letter agreement which permitted Incyte to terminate the Incyte Agreements under circumstances under which the upfront payment of $117.0 million would be returned to Incyte and a cash settlement on the sale of the Company's common stock would be made to make the parties whole (the “Letter Agreement”). In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. Accordingly, the Company recorded the common stock issued to Incyte at fair value of $24.8 million, $0.6 million as a derivative liability and $126.6 million as license revenue as of December 31, 2021. The Letter Agreement terminated in March 2022.

As of September 30, 2022, the Company has recorded $5.7 million as a collaboration receivable due from Incyte related to development costs under the Agreement. Additionally, the Company has recorded approximately $1.1 million as a collaboration payable, due to Incyte for development costs incurred by Incyte as of September 30, 2022. Both expense and cost offset are recorded as part of research and development expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(35,403)	$(20,639)	$(110,144)	$(71,272)
Net loss attributable to common stockholders—basic and diluted	$(35,403)	$(20,639)	$(110,144)	$(71,272)
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(0.40)	$(1.84)	$(1.38)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	60,670,294	51,962,320	59,941,384	51,690,173

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2022	2021
Options to purchase common stock	7,386,063	7,340,654
Employee Stock Purchase Plan	17,135	21,063
Non-vested restricted stock units (RSUs)	226,038	132,333

In January 2020, the Company sold 3,036,719 shares of common stock at $8.00 per share and pre-funded warrants to purchase 1,338,287 shares of common stock. In February 2021, 250,000 pre-funded warrants were exchanged for shares of common stock in a cash exercise and in November 2021, 475,784 pre-funded warrants were exchanged for shares of common stock in a cashless exercise. In September 2022, 2,832,165 pre-funded warrants were exchanged for 2,832,151 shares of common stock in a cashless exercise. As of September 30, 2022, 1,142,856 pre-funded warrants were issued and outstanding.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the start of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $6.0 million as research and development expense. Additionally, in connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which is recognized as a milestone expense.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2022
Assets:
Cash and cash equivalents	$71,377	$61,380	$9,997	$—
Short-term investments	266,461	—	266,461	—
Total assets	$337,838	$61,380	$276,458	$—
December 31, 2021
Assets:
Cash and cash equivalents	$221,964	$96,816	$125,148	$—
Short-term investments	217,971	—	217,971	—
Total assets	$439,935	$96,816	$343,119	$—
Liabilities:
Derivative liability	187	—	—	187
Total liabilities	$187	$—	$—	$187

There have been no material impairments of our assets measured and carried at fair value during the period ended September 30, 2022 and 2021. In addition, there have been no changes in valuation techniques during the period ended September 30, 2022 and 2021. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short – term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies. The fair value of the Level 3 instrument is determined using unobservable inputs and the Company utilized a Black Scholes valuation model as of December 9, 2021 (initial recognition) and December 31, 2021.

The following table summarizes the fair value rollforward (in thousands):

Fair Value
Derivative Liability:
Beginning Balance 12/31/21	$187
Change in fair value	(187)
Ending Balance 9/30/22	$—

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

The short-term investments are classified as available-for-sale securities. As of September 30, 2022, the remaining contractual maturities of the available-for-sale securities were 1 to 12 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2022 and 2021. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2022, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2022
Commercial paper	$191,156	$—	$(700)	$190,456
US Treasury and federal bonds	86,907	—	(905)	86,002
	$278,063	$—	$(1,605)	$276,458
December 31, 2021
Commercial paper	$306,715	$70	$(17)	$306,768
Corporate bonds	22,147	—	(6)	22,141
US Treasury and federal bonds	14,212	—	(2)	14,210
	$343,074	$70	$(25)	$343,119

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,157	$642
Interest receivable on investments	410	429
Prepaid subscription	298	230
Prepaid conference, meeting costs	252	-
Other	152	150
Total prepaid expenses and other current assets	$2,269	$1,451

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical costs	$5,297	$7,760
Accrued compensation and related costs	3,998	4,342
Accrued professional fees	732	662
Other	3,186	1,701
Total accrued expenses and other current liabilities	$13,213	$14,465

10. Stock-Based Compensation

In January 2022, the number of shares of common stock available for issuance under the 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 2,198,134 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2022, the total number of shares of common stock available for issuance under the 2015 Plan was 1,460,079. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
			(In thousands)
Research and development	$1,820	$1,134	$4,531	$3,130
General and administrative	2,542	2,247	7,247	6,258
Total	$4,362	$3,381	$11,778	$9,388

Compensation expense by type of award in the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
			(In thousands)
Stock options	$3,864	$2,730	$9,977	$7,689
Restricted Stock Units	452	603	1,690	1,581
Employee Stock Purchase Plan	46	48	111	118
Total	$4,362	$3,381	$11,778	$9,388

During the nine months ended September 30, 2022, the Company granted 2,282,050 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the nine months ended September 30, 2022, was $25.8 million, or $11.31 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

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

In the fourth quarter of 2020 one of the performance milestones of the 2019 Performance Awards was achieved and of the associated 194,331 stock options, 64,777 stock options vested, and 388,669 options were cancelled. In 2021, 64,780 stock options vested. As of September 30, 2022, 56,999 options (net of cancellations) remain to vest. For the remaining milestones, the performance conditions were not met as of September 30, 2022. Therefore, no expense has been recognized related to these awards for the nine months ended September 30, 2022, and 7,778 options were canceled in 2022.

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement and, as such, the Company recorded approximately $346,000 of stock compensation expense for these awards for the nine months ended September 30, 2022. As of September 30, 2022, 140,000 stock options outstanding were unvested, and no options had been cancelled.

During the nine months ended September 30, 2022, 1,167,295 options were exercised for cash proceeds of $10.1 million. During the nine months ended September 30, 2021, 414,809 options were exercised for cash proceeds of $3.3 million.

Restricted stock units

RSUs awarded to Board of Directors or employees vest on either i) on the one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2021	132,333	$20.11
Granted (1)	131,205	$15.79
Vested	(37,500)	$17.49
Unvested—September 30, 2022 (2)	226,038	$18.04

(1) RSU’s granted in 2022 and 2021 had a weighted average grant date fair value of $15.79 and $21.19, respectively. The fair values of RSU’s vested in 2022 and 2021 totaled $656,000 and $60,000, respectively.

(2) Unvested as of September 30, 2022, include 93,333 RSU's which were granted to members of the Board of Directors, which will not be considered issued and outstanding until either the separation from service, death, disability or a change in control.

As of September 30, 2022, there was $35.4 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

11. Loan Payable

In February 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). In December 2021, the Company entered into Amendment No. 1 to the Company’s Loan Agreement (the “First Amendment” and the Loan Agreement, as amended, the “Amended Loan Agreement”) with several banks and financial institutions or entities from time-to-time party thereto (collectively, the “Lender”) and Hercules, in its capacity as administrative agent for itself and the Lender. The Company terminated the Amended Loan Agreement in September 2022.

The First Amendment provided for an aggregate maximum borrowing of up to $80.0 million, consisting of three tranches, including a term loan of up to $20.0 million ( the “Initial Advance”). Borrowings under the Amended Loan Agreement were collateralized by substantially all of the Company's and its subsidiaries personal property and other assets, other than its intellectual property.

The Company was obligated to make monthly interest-only payments through January 1, 2023. Borrowings under the Amended Loan Agreement bore interest at an annual interest rate from the greater of (y) 9.25% or (z) 6.00% plus the Wall Street Journal prime rate. After the Interest-Only Period (as defined in the Amended Loan Agreement), borrowings under the Amended Loan Agreement were repayable in equal monthly payments of principal and accrued interest until the maturity date of the loan. At the Company’s option, the Company could prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the First Amendment, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the First Amendment, and (iii) 1.0% of the principal amount outstanding at any time thereafter but prior to the maturity date. The Amended Loan Agreement also applied a 4.99% end of term charge to any future draws payable on the maturity date. The Company was accruing the final payment over the term of the debt.

On September 23, 2022, the Company made a prepayment of $21.5 million to satisfy in full all of the Company's principal and interest obligations and related fees under the Amended Loan Agreement. The payoff amount paid by the Company in connection with the termination of the Amended Loan Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $1.0 million as an end-of term fee and (b) $0.4 million as a pre-payment fee. Hercules released all security interests held on the assets of the Company and its subsidiaries. The Amended Loan Agreement was fully terminated as of September 23, 2022.

During the nine months ended September 30, 2022 and 2021, the Company recognized $2.1 million, which included $0.4 million of pre-payment fee, and $1.9 million, respectively, of interest expense related to the Initial Advance pursuant to the Amended Loan Agreement.

12. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) / Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized gains on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549
Proceeds from ATM sales	1,111,111	—	19,427	—	—	19,427
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gains on short-term investments	—	—	—	(695)	—	(695)
Employee withholdings ESPP	—	—	58	—	—	58
Proceeds from exercise of stock options	257,733	—	2,235	—	—	2,235
Net loss	—	—	—	—	(37,572)	(37,572)
Balance as of June 30, 2022	56,399,734	$6	$981,712	$(1,335)	$(618,443)	$361,940
Stock purchase under ESPP	10,053	—	—	—	—	—
Stock-based compensation expense	—	—	4,362	—	—	4,362
Unrealized gains on short-term investments	—	—	—	(270)	—	(270)
Exercise of prefunded warrants	2,832,151	—	—	—	—	—
Employee withholdings ESPP	—	—	110	—	—	110
Proceeds from exercise of stock options	880,723	—	7,363	—	—	7,363
Net loss	—	—	—	—	(35,403)	(35,403)
Balance as of September 30, 2022	60,122,661	$6	$993,547	$(1,605)	$(653,846)	$338,102

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2021:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Stock purchase under ESPP	16,382	—	—	—	—	—
Stock-based compensation expense	—	—	2,767	—	—	2,767
Unrealized gains on short-term investments				13		13
Prefunded warrant exchange	250,000	—	—		—	—
Employee withholdings ESPP	—	—	79	—	—	79
Proceeds from exercise of stock options	100,954	—	881	—	—	881
Net loss	—	—	—	—	(27,723)	(27,723)
Balance as of March 31, 2021	48,248,559	$5	$824,542	$9	$(596,351)	$228,205
Stock-based compensation expense	—	—	3,240	—	—	3,240
Unrealized gains on short-term investments	—	—	—	8	—	8
Employee withholdings ESPP	—	—	64	—	—	64
Proceeds from ATM Offering, net $200 offering expense	277,629	—	5,131	—	—	5,131
Proceeds from exercise of stock options	90,440	—	825		—	825
Net loss	—	—	—	—	(22,910)	(22,910)
Balance as of June 30, 2021	48,616,628	$5	$833,802	$17	$(619,261)	$214,563
Stock-based compensation expense	—	—	3,381	—	—	3,381
Unrealized gains on short-term investments	—	—	—	(6)	—	(6)
Employee withholdings ESPP	—	—	99	—	—	99
Stock purchase under ESPP	10,496	—	—	—	—	—
Proceeds from exercise of stock options	223,415	—	1,606	—	—	1,606
Net loss	—	—	—	—	(20,639)	(20,639)
Balance as of September 30, 2021	48,850,539	$5	$838,888	$11	$(639,900)	$199,004

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the period ended September 30, 2022, the Company sold no additional shares of common stock under the 2021 ATM Program.

In December 2021, in connection with the Incyte License and the Incyte Share Purchase Agreement, the Company issued 1,421,523 shares of common stock, with net proceeds of approximately $35.0 million. The Company recorded the equity issuance at a fair value of $24.8 million based on the market price of the stock on the date of issuance.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

September 30, 2022
Common stock issuable under pre-funded warrants	1,142,856
Options to purchase common stock	9,072,180
Employee Stock Purchase Plan	1,517,411

13. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2022.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are, SNDX-5613, or revumenib, and SNDX-6352, or axatilimab. We are developing revumenib, a small molecule inhibitor of the menin-mixed lineage leukemia 1 (MLL1) binding interaction for the treatment of MLL-rearranged, or MLLr, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia (AML), as well as axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor. We have deprioritized the development of entinostat, our once-weekly, oral, small molecule, Class I HDAC inhibitor, to focus resources on advancing the remainder of our pipeline. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have generated minimal license revenue, except for in 2021. Other than in 2021, we are not and have never been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $110.1 million and $71.3 million, respectively. As of September 30, 2022, we had an accumulated deficit of $653.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $337.8 million.

Clinical Developments

Revumenib

•
On November 3, 2022, we announced updated positive data from the Phase 1 portion of the ongoing AUGMENT-101 trial of revumenib in patients with R/R NPM1 mutant or MLLr (also referred to as KMT2Ar) acute leukemia which highlighted an improved 30% (18/60) CR/CRh rate and a median duration of CR/CRh response of 9.1 months. Additionally, of the 12 patients who achieved a complete response on revumenib treatment and then went on to receive a stem cell transplant, nine (75%) remained in remission as of the data cutoff date, with a median follow-up of 12.3 months. Three patients were treated with revumenib maintenance in the compassionate use setting following stem cell transplant or non-myeloablative stem cell boost, two of whom (67%) remained in remission for over one year. To date, there have been no discontinuations due to treatment-related adverse events. Data reported on November 3, 2022, will be featured in two oral sessions at the ASH Annual Meeting on Saturday, December 10, 2022.
•
In the data that we reported on November 3, 2022, revumenib was well-tolerated and no new safety signals were identified in the trial, including in patients who proceeded to stem cell transplant. The only dose limiting toxicity observed was asymptomatic Grade 3 QT prolongation. No ventricular arrythmias or other clinical sequelae related to QTc prolongation were reported. All cases of differentiation syndrome were Grade 2, and readily managed with standard therapies.
•

The pivotal Phase 2 portion of AUGMENT-101 is ongoing, enrolling patients across each of three distinct trial populations: patients with NPM1 mutant acute myeloid leukemia (AML), patients with MLLr AML, and patients with MLLr acute lymphocytic leukemia (ALL). Based on discussions with the U.S. Food and Drug Administration, AUGMENT-101 may serve as the basis for regulatory filings in each of the three distinct populations. We expect completion of enrollment in the first trial to extend into the first quarter of 2023 and to report topline data from at least one of the trials starting in the third quarter of 2023. We continue to expect to submit our first NDA filing for revumenib by the end of 2023.
•

Two trials, BEAT-AML and AUGMENT-102, are ongoing and will assess the safety, tolerability, and preliminary anti-leukemic efficacy of revumenib, and establish an appropriate Phase 2 dose when used in combination with other approved agents. BEAT-AML is a front-line combination trial of revumenib with venetoclax and azacitidine being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. AUGMENT-102 is a trial assessing revumenib in combination with chemotherapy in patients with R/R mNPM1 or MLLr acute leukemias.
•
We expect the Australasian Leukaemia and Lymphoma Group (ALLG) to initiate the INTERCEPT trial of revumenib as monotherapy in patients with AML who are minimal residual disease-positive following initial treatment, in the fourth quarter of 2022. The trial is a part of the INTERCEPT AML Master Clinical Trial, a collaborative clinical trial investigating novel therapies to target early relapse and clonal evolution as pre-emptive therapy in AML. Revumenib is the first menin inhibitor to be included in the INTERCEPT AML Master Clinical Trial.

•

We remain on track to initiate a proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer in the fourth quarter of 2022.

Axatilimab

•
On November 3, 2022, we and our partner, Incyte, announced completion of enrollment in the pivotal AGAVE-201 trial evaluating axatilimab in patients with cGVHD following two or more prior lines of therapy. The trial is evaluating the safety and efficacy of three dosing regimens of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. We expect to report topline data in mid-2023, with the expectation for a BLA filing later in 2023.
•

We plan to initiate a Phase 2b trial to assess the efficacy, safety and tolerability of axatilimab in patients with idiopathic pulmonary fibrosis (IPF) in the fourth quarter of 2022. This 52-week, randomized, double-blind and placebo-controlled trial is expected to enroll approximately 170 patients. The primary endpoint will assess the change from baseline in forced vital capacity, which is the current registrational endpoint in IPF.
•

We are working with our partner, Incyte, to initiate a trial testing axatilimab in combination with ruxolitinib in steroid naive cGVHD. The Phase 1 trial is in preparation and is expected to begin in the first quarter of 2023.

COVID-19 and Other Trend Updates

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

We continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate supplies of revumenib and axatilimab. If the COVID-19 pandemic continues to persist and if it impacts essential distribution systems such as FedEx and postal delivery or if it results in facility closures for cleaning and/or insufficient staff, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, and to our clinical trial operations.

We continue to take measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have, and may continue to experience, disruptions and/or delays in our ability to initiate trial sites and enroll and assess patients. As the COVID-19 pandemic continues, we anticipate an ongoing, though minimal, impact on our ability to maintain patient enrollment in our clinical trials. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues, we could experience ongoing disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company's working capital resources.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenue for the three and nine months ended September 30, 2021, had been solely derived from our license, development and commercialization agreement with Kyowa Kirin Co., Ltd., or KKC. In September 2021, KKC informed us that they discontinued the entinostat program and cancelled the license to develop and commercialize entinostat.

In September 2021, the Company entered into the Incyte License Agreements covering the worldwide development and commercialization of SNDX-6352 (axatilimab). We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. In 2021, we received $152.0 million in total consideration, of which $126.6 million was allocated to the license and recognized as license revenue as of December 31, 2021. For the three and nine months ended September 30, 2022, no additional revenue has been recognized under the Incyte Agreements.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
Revenue:
License fees	$—	$12,375	$(12,375)	-100%
Total revenues	—	12,375	(12,375)	-100%
Operating expenses:
Research and development	26,901	25,606	1,295	5%
General and administrative	8,240	6,801	1,439	21%
Total operating expenses	35,141	32,407	2,734	8%
Loss from operations	(35,141)	(20,032)	15,109	75%
Other (expense) income, net:
Interest expense	(1,748)	(649)	(1,099)	169%
Interest income	1,781	83	1,698	2046%
Other (expense) income, net	(295)	(41)	(254)	620%
Total other (expense) income	(262)	(607)	345	-57%
Net loss	$(35,403)	$(20,639)	$14,764	72%

License Fees

For the three months ended September 30, 2022, we recognized no revenue under our current agreements, which are not revenue generating. For the three months ended September 30, 2021, we recognized revenue of $12.4 million, derived from the KKC license agreement which was terminated during the period.

Research and Development

For the three months ended September 30, 2022, our total research and development expenses increased approximately $1.3 million, or 5%, to $26.9 million from $25.6 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increased employee related expenses of $2.8 million and increased professional fees of $0.5 million, partially offset by decreased clinical and manufacturing activities of $2.0 million. Decreased clinical and manufacturing expenses were primarily due to decreased manufacturing activities for revumenib of $1.6 million, decreased milestones expenses of $2.3 million, decreased clinical activities for entinostat of $0.3 million and increased collaboration cost reimbursement of $4.6 million, partially offset by increased clinical activities for revumenib of $0.9 million, increased clinical activities for axatilimab of $3.9 million, and increased manufacturing activities for axatilimab of $2.0 million. Employee related activities increased due to increased headcount expenses of $2.1 million and increased stock compensation of $0.7 million. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
External research and development expenses	$18,898	$20,658	$(1,760)	-9%
Internal research and development expenses	8,003	4,948	3,055	62%
Total research and development expenses	$26,901	$25,606	$1,295	5%

General and Administrative

For the three months ended September 30, 2022, our total general and administrative expenses increased $1.4 million, or 21%, to $8.2 million from $6.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $1.4 million.

Interest Income and Interest Expense

For the three months ended September 30, 2022, interest income increased $1.7 million to $1.8 million from $0.1 million for the comparable period in the prior year primarily due to increased interest rates and increased average balance on cash equivalents and short-term investments.

For the three months ended September 30, 2022, interest expense increased $1.1 million to $1.7 million from $0.6 million for the comparable period in the prior year primarily due to the interest expense related to the Amended Loan Agreement.

Comparison of the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
Revenue:
License fees	$—	$13,133	$(13,133)	-100%
Total revenues	—	13,133	(13,133)	-100%
Operating expenses:
Research and development	86,658	64,348	22,310	35%
General and administrative	23,066	18,314	4,752	26%
Total operating expenses	109,724	82,662	27,062	33%
Loss from operations	(109,724)	(69,529)	40,195	58%
Other (expense) income, net:
Interest expense	(3,094)	(1,906)	(1,188)	62%
Interest income	2,884	312	2,572	824%
Other income (expense), net	(210)	(149)	(61)	41%
Total other (expense), net	(420)	(1,743)	1,323	-76%
Net loss	$(110,144)	$(71,272)	$38,872	55%

License Fees

For the nine months ended September 30, 2022, we recognized no revenue under our current agreements, which are not revenue generating. For the nine months ended September 30, 2021, we recognized revenue of $13.1 million, derived from the KKC license agreement which was terminated during the period.

Research and Development

For the nine months ended September 30, 2022, our total research and development expenses increased $22.3 million, or 35%, to $86.7 million from $64.3 million for the comparable period in the prior year. The increase in research and development expenses was primarily due to increased clinical and manufacturing activities of $14.3 million, increased employee related expenses of $6.5 million, and increased professional fees of $1.5 million. Increased clinical and manufacturing activities were primarily due to increased clinical activities for revumenib of $8.5 million, for axatilimab of $10.5 million, for manufacturing activities related to axatilimab of $10.7 million, and increased milestone expense in connection with the axatilimab program of $3.5 million, partially offset by decreased clinical activities for entinostat of $0.9 million and by collaboration cost reimbursement of $18.0 million. Employee related expenses primarily increased due to increased headcount and stock compensation. We expect research and development expenses to fluctuate from period to period depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands)
External research and development expenses	$66,344	$50,327	$16,017	32%
Internal research and development expenses	20,314	14,021	6,293	45%
Total research and development expenses	$86,658	$64,348	$22,310	35%

General and Administrative

For the nine months ended September 30, 2022, our total general and administrative expenses increased $4.8 million, or 26%, to $23.1 million from $18.3 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee related expenses of $4.0 million, increased professional fees of $0.5 million, and increased insurance related expense of $0.3 million.

Interest Income and Interest Expense

For the nine months ended September 30, 2022, interest income increased $2.6 million to $2.9 million from $0.3 million the comparable period in the prior year primarily due to interest rates and increased average balance on cash equivalents and short-term investments.

For the nine months ended September 30, 2022, interest expense increased $1.2 million to $3.1 million from $1.9 million the comparable period in the prior year primarily due to the interest expense related to the payoff of the Amended Loan Agreement.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash, cash equivalents and short-term investments totaling $337.8 million. Our operations have been primarily financed by net proceeds from public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short-term investments as of September 30, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Loan and Security Agreement

In December 2021, the Company entered into Amendment No. 1 to the Company’s loan and security agreement (the “First Amendment” and the Loan Agreement, as amended, the “Amended Loan Agreement”) with several banks and financial institutions or entities from time-to-time party thereto (collectively, the “Lender”) and Hercules Capital, Inc, in its capacity as administrative agent for itself and the Lender (in such capacity, the “Agent”).

The Amended Loan Agreement provided for an aggregate maximum borrowing of up to $80.0 million, consisting of (i) a term loan of up to $20 million (the “Initial Advance”), (ii) second tranche of up to $30.0 million with $15.0 million being available at the Company’s option through April 30, 2022 and the remaining $15.0 million being available at the Company’s option through November 30, 2022, which availability period would be extended to April 30, 2023 if the first $15.0 million was drawn prior to April 30, 2022, and (iii) third tranche of up to $30.0 million which was available, subject to the Agent’s investment committee approval, through the Interest-Only Period (as defined in the Amended Loan Agreement).

On September 23, 2022, the Company made a prepayment of $21.5 million to satisfy in full all of the Company's principal and interest obligations and related fees under the Amended Loan Agreement. For additional information, see Note 11 Loan Payable to our condensed consolidated financial statements included elsewhere in this report.

At-the-Market Offering Program

In March 2021, we entered into a new sales agreement with Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended September 30, 2022, we did not sell any shares of common stock under the 2021 ATM Program. As of November 2, 2022, the Company had $49.7 million available under the 2021 ATM Program.

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

Our material contractual obligations and commitments as of September 30, 2022, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of September 30, 2022, we have $0.6 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $653.8 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(110,781)	$(71,578)
Net cash (used in) provided by investing activities	(48,559)	19,083
Net cash provided by financing activities	8,752	8,685
Net (decrease) in cash, cash equivalents and restricted cash	$(150,588)	$(43,810)

Net Cash Used in Operating Activities

Net cash used in operating activities for nine months ended September 30, 2022, was $110.8 million and primarily consisted of our net loss of $110.1 million adjusted for non-cash items, including stock-based compensation of $11.8 million, a net decrease in operating assets and liabilities of $12.3 million, an investment accretion of $1.4 million, a non-cash operating lease expense of $0.3 million and non-cash interest expense associated with the term loan of $1.1 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $1.4 million, increased prepayments and deposits of $7.7 million, increased other receivables of $4.5 million, partially offset by decreased accrued expenses and other liabilities of $1.5 million.

Net cash used in operating activities for the nine months ended September 30, 2021, was $71.6 million and primarily consisted of our net loss of $71.3 million adjusted for non-cash items, including stock-based compensation of $9.4 million, a net decrease in operating assets and liabilities of $10.9 million, an investment accretion of $0.5 million, a non-cash operating lease expense of $0.3 million and non-cash interest expense associated with the term loan of $0.4 million. The increase in net loss was primarily due to increased pre-clinical trial activities and CMC expenses partially offset by decreased pre-commercialization activities. The net decrease in operating assets and liabilities primarily consisted of increased accounts payable of $1.6 million, increased prepayments and deposits of $1.5 million, increased accrued expenses and other liabilities of $2.1 million and decreased deferred revenue of $13.1 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $48.6 million and was primarily due to the purchase of $244.5 million of available-for-sale securities partially offset by the $195.7 million of proceeds from the maturities of available-for-sale securities and by the $0.2 million of proceeds from sale of equipment.

Net cash provided by investing activities for the nine months ended September 30, 2021, was $19.1 million and was primarily due to the purchase of $189.5 million of available-for-sale securities partially offset by the $208.6 million of proceeds from the maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, of $8.8 million was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $19.4 million, proceeds from the exercise of stock options of $10.1 million and employee participation in our Employee Stock Purchase Plan of $0.3 million, partially offset by payment on term loan of $21.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2021, of $8.7 million was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $5.1 million, proceeds from the exercise of stock options of $3.3 million, employee participation in our Employee Stock Purchase Plan of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 we had cash and cash equivalents of $71.4 million, consisting of overnight investments, interest-bearing money market funds, commercial papers and short-term corporate bonds, and short-term investments of $266.5 million, consisting of commercial paper, and highly rated corporate bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

On September 23, 2022, the Company made a prepayment to satisfy in full all of the Company's principal and interest obligations and related fees under that certain Loan and Security Agreement, dated February 7, 2020, as amended (as amended, the "Loan Agreement"). For additional information, see Note 11 Loan Payable to our condensed consolidated financial statements elsewhere in this report.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2022, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

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
•
Revumenib, formerly SNDX-5613, has undergone limited clinical testing and we may fail to show that it is well tolerated and provides sufficient clinical benefit for patients.
•
Axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides a sufficient clinical benefit for patients.
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
•
We rely on third-party suppliers as well as Incyte to manufacture and distribute our clinical drug supplies for our product candidates, we intend to rely on these parties for commercial manufacturing and distribution of our product candidates and we expect to rely on these parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.
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
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic or geopolitical tensions, such as the Russia-Ukraine war;
•
whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials prior to receiving marketing approval;
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
•
the ability of our collaboration partner and of third-party contract manufacturers to produce trial supplies and to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;
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

Research suggests that certain acute leukemias, such as mixed lineage leukemia-rearranged, or MLLr, leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NPM1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in MLLr acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLLr interaction, such as revumenib, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with MLLr and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult patients with r/r MLLr acute lymphoblastic leukemia, or ALL,

r/r MLLr acute myeloid leukemia, or AML, and r/r NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides a clinical benefit for patients.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in April and December 2021 and in November 2022, we announced interim data from our Phase 1/2 clinical trial of revumenib. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as the Russia- Ukraine war;
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

We rely on third-party suppliers as well as Incyte to manufacture and distribute our clinical drug supplies for our product candidates, we intend to rely on these parties for commercial manufacturing and distribution of our product candidates and we expect to rely on third parties for manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers and Incyte for the foreseeable future, we do not have direct control over the ability of these parties to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In additional, public health epidemics, such as the COVID-19 pandemic, may impact the ability of our existing or future manufacturers to perform their obligations to us.

We are dependent on our third-party manufacturers and Incyte for compliance with cGMPs and for manufacture of both active drug substances and finished drug products. Facilities used by our third-party manufacturers and Incyte to manufacture drug substance and drug product for commercial sale must be approved by the FDA or other relevant foreign regulatory agencies pursuant to inspections that will be conducted after we submit our NDA or relevant foreign regulatory submission to the applicable regulatory agency. If our third-party manufacturers or Incyte cannot successfully manufacture materials that conform to our specifications and/or the strict regulatory requirements of the FDA or foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Furthermore, these third-party manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which also exposes our third-party manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a third-party manufacturers’ facility. If the FDA or a foreign regulatory agency does not approve these facilities for the manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would impede or delay our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Advertising and promotion of any product candidate that obtains approval in the United States will is heavily scrutinized by the FDA’s Office of Prescription Drug Promotion, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

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

Revumenib is being developed for the treatment of r/r adult and pediatric patients with MLLr ALL, MLLr AML and NPM1 mutant AML. At this time, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, revumenib has the potential to be the first defined therapy for patients with MLLr ALL, MLLr AML and/or NPM1 mutant AML.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell axatilimab. We have a worldwide, sublicenseable, exclusive license to axatilimab pursuant to a license agreement with UCB. Certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell axatilimab may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of axatilimab, and materially harm our business.

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

Private payors often follow decisions by the Centers for Medicare & Medicaid Services, ("CMS"), regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval. For example, then President Obama signed into law the Affordable Care Act. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports branded prescription drugs and biologic agents, a Medicare Part D coverage gap discount program, and a formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "IRA") into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not agree upon a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective as of 2013. Further legislation has extended the 2% reduction until 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, ("HHS"), finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. On December 27, 2021, CMS issued a final rule that rescinded the interim final rule implementing the Trump administration’s Most Favored Nation executive order. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Congress is also considering additional health reform measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation, administrative or executive action. We expect that the Affordable Care Act, the IRA, as well as other current or future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. This could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

We are in the process of building our sales, marketing and distribution infrastructure.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the ongoing COVID-19 pandemic, we have enabled substantially all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

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

For the quarter ended September 30, 2022, we reported a net loss attributable to stockholders of $110.1 million. As of September 30, 2022, we had an accumulated deficit of $653.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of COVID-19’s global economic impact, including any recessions that has occurred or may occur in the future. In addition, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If a disruption persists and deepens, we could experience an inability to access additional capital. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Most recently, the Inflation Reduction Act of 2022, or the IRA, included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require pharmaceutical manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries' annual out-of-pocket spending will be capped at $2,000 beginning in 2025. The impact of changes under the Tax Act, the CARES Act, the IRA, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

If the UCB license agreement is terminated, we would not be able to develop, manufacture, market or sell axatilimab and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all. In addition, our collaboration with Incyte to further develop and commercialize axatilimab is dependent upon the effectiveness of the UCB license agreement. If the UCB license agreement is terminated, Incyte may terminate our collaboration and our business could be adversely affected.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to the ongoing impact of the COVID-19 pandemic and the Russia-Ukraine war.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs (wages). Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, during 2021, we sold a total of 3,802,144 shares of our common stock and pre-funded warrants to purchase 1,142,856 shares of our common stock. The pre-funded warrants are exercisable into shares of common stock for $0.0001 per share. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. As of September 30, 2022, all of these pre-funded warrants were issued and outstanding. Additionally, in April 2022, the Company sold 1,111,111 common shares under the 2021 ATM Program, with net proceeds of approximately $19.4 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants or sales under the 2021 ATM Program will result, in dilution to our stockholders.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 24.4% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Syndax Pharmaceuticals, Inc. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2022

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer)