Form 10-K
period 2022-12-31
Syndax Pharmaceuticals Inc
filed 2023-02-28
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was $1,084,471,643 as of June 30, 2022 based on the closing price of $19.24 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2023, there were 68,442.572 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	#34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

•
our estimates regarding our expenses, future revenues, anticipated capital requirements and our needs for additional financing;
•
the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;
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
•
the impact of public health crises and other adverse global economic conditions on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), terrorism, natural disasters or public health crises.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” below and for the reasons described elsewhere in this Annual Report. Any forward-looking statement in this Annual Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our information may be incomplete or limited and we cannot guarantee future results. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

In this Annual Report, unless otherwise stated or as the context otherwise requires, references to “Syndax,” “the Company,” “we,” “us,” “our” and similar references refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries. This Annual Report also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib (SNDX-5613), and axatilimab (SNDX-6352). We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and NPM1 mutant AML. We are also developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

Our Strategy

We are developing revumenib in acute leukemias and axatilimab for use in cGVHD and potentially other fibrotic-macrophage driven diseases, such as IPF, as single agents and in combination with approved drugs. Key elements of our strategy include:

•
Develop revumenib for the treatment of genetically defined leukemias. We believe that revumenib has the potential to treat at least two genetically defined acute leukemias: (i) KMT2Ar and (ii) mutations in NPM1, or NPM1c, AML. Our Phase 1/2 open-label AUGMENT-101 trial is ongoing. We have initiated the pivotal Phase 2 portion of the trial with relapsed/refractory, or R/R, patients to be enrolled in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of revumenib in KMT2Ar ALL, KMT2Ar AML and NPM1c AML. We are also concurrently expanding into the frontline and maintenance settings with new trials.
•
Develop axatilimab for the treatment of cGVHD. We have completed enrollment in the pivotal AGAVE-201 trial for the treatment of patients with cGVHD and, together with Incyte, plan to commence a clinical trial testing axatilimab in combination with ruxolitinib in steroid naive cGVHD. We are also exploring the use of axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role, such as IPF.
•
Leverage the technical, clinical, regulatory and business expertise of our management team and scientific collaborators to license, acquire and develop additional cancer therapies to expand our pipeline. We licensed the global rights to axatilimab and revumenib and are working closely with our collaboration partner, Incyte, on the development and commercialization of axatilimab. We are continuing to leverage the collective talent within our organization and network of advisors to guide our pipeline expansion and development plans.

Our Pipeline

Revumenib

Menin inhibitor	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
AUGMENT-101-2A (monotherapy)				●	R/R *KMT2Ar* ALL
AUGMENT-101-2B (monotherapy)				●	R/R *KMT2Ar* AML
AUGMENT-101-2C (monotherapy)				●	R/R *mNPM1* AML
AUGMENT-102 (chemo combo)		●			*R/R KMT2Ar* and *mNPM1* acute leukemia
BEAT-AML (Ven/Aza combo)		●			Frontline *KMT2Ar* and *mNPM1* AML
INTERCEPT (monotherapy)		●			MRD- progression in *KMT2Ar* and *mNPM1* AML
Colorectal Cancer (monotherapy)		●			Unresectable metastatic microsatellite stable CRC

Axatilimab

CSF-1R mAB	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
AGAVE-201 (monotherapy)				●	Chronic GVHD

Entinostat

Class 1 HDAC inhibitor	PreClin	Phase 1	Phase 2	Pivotal	Indication(s)
Entinostat					Under review

Revumenib

Our first clinical-stage product candidate, revumenib, is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) KMT2Ar and (ii) NPM1c AML. The R/R settings of both diseases have a poor prognosis. In preclinical testing, revumenib has demonstrated benefit in leukemic models of disease. Initial clinical evidence with revumenib also supports the hypothesis that disruption of the menin-MLL interaction can lead to responses in acute leukemias.

Our near-term focus is to rapidly establish proof-of-concept that revumenib is a targeted therapy that can potentially provide meaningful clinical benefit to adult and pediatric R/R patients with mNPM1 and KMT2Ar, ALL or AML. In 2019, we commenced AUGMENT-101, a clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of revumenib in patients with R/R KMT2Ar or NPM1c acute leukemia. We are conducting the trial at multiple centers globally. As discussed below, we have completed the Phase 1 portion of the trial, and the pivotal Phase 2 portion of the trial is ongoing, enrolling R/R patients across each of three distinct trial populations: patients with NPM1 mutant AML, patients with KMT2Ar AML, and patients with KMT2Ar ALL to determine the efficacy, safety, and tolerability of revumenib. Based on discussions with the U.S. Food and Drug Administration, or FDA, AUGMENT-101 may serve as the basis for regulatory filings in each of the three populations.

On November 3, 2022, we announced updated data from the Phase 1 portion of the ongoing AUGMENT-101 trial of revumenib in patients with R/R NPM1 mutant or MLLr acute leukemia. As of the March 2022 data cutoff date, 60 patients with R/R mNPM1 or KMT2Ar acute leukemia were evaluable for efficacy, an increase of 9 patients from the 51 evaluable for efficacy at the 2021 ASH Annual Meeting. In the efficacy evaluable population, the overall response rate, which we define as CR, plus CRh, plus CRp, plus MLFS, was 53% (32/60), with CR/CRh rate of 30% (18/60), and 78% (14/18) of patients with CR/CRh attaining minimal residual disease, or MRD, negativity. Additional analyses from the trial indicate that at doses which met the protocol defined criteria for a recommended Phase 2 dose, the CR/CRh rate was 27% in both the KMT2Ar (10/37) and the mutant NPM1 (3/11) patient populations. A total of 38% (12/32) of responders proceeded to transplant. The median time to response in the trial was 1.9 months, and the median duration of CR/CRh response was 9.1 months in the efficacy evaluable population as of data cutoff. Revumenib was well-tolerated, and there were no discontinuations due to treatment related adverse events. This data was featured in two oral sessions at the 2022 ASH Annual Meeting.

The data shows that revumenib has been well tolerated to date, and no new safety signals were identified in the trial, including in patients who proceeded to stem cell transplant. The only dose limiting toxicity observed was asymptomatic Grade 3 QT prolongation. No ventricular arrythmias or other clinical sequelae related to QTc prolongation were reported. All cases of differentiation syndrome were Grade 2 and readily managed with standard therapies. Grade 3 and greater treatment-related adverse events other than dose limiting toxicity included diarrhea (3%), fatigue (3%), anemia (3%), tumor lysis syndrome (2%), neutropenia (2%), thrombocytopenia (2%), hypercalcemia (2%) and hypokalemia (2%).

Two trials, BEAT-AML and AUGMENT-102, are ongoing and will assess the safety, tolerability, and preliminary anti-leukemic efficacy of revumenib and establish an appropriate Phase 2 dose when used in combination with other approved agents. BEAT-AML is a front-line combination trial of revumenib with venetoclax and azacitidine being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. AUGMENT-102 is a trial assessing revumenib in combination with chemotherapy in patients with R/R mNPM1 or KMT2Ar acute leukemias.

In the first quarter of 2023, the Australasian Leukemia and Lymphoma Group initiated the INTERCEPT trial of revumenib as monotherapy in patients with AML who are minimal residual disease-positive following initial treatment. The trial is a part of the INTERCEPT AML Master Clinical Trial, a collaborative clinical trial investigating novel therapies to target early relapse and clonal evolution as pre-emptive therapy in AML. Revumenib is the first menin inhibitor to be included in the INTERCEPT AML Master Clinical Trial.

Also in the first quarter of 2023, we initiated a proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer, or CRC. We expect to report initial topline data from the trial by the end of 2023.

In January 2020, the FDA granted revumenib Orphan Drug Designation, or ODD, for the treatment of adult and pediatric AML and in June 2021, the FDA granted Fast Track Designation to revumenib for the treatment of adult and pediatric patients with relapsed or refractory acute leukemias harboring a MLLr or NPM1 mutation. In December 2021, we announced that the European Commission granted ODD to revumenib for the treatment of AML. On December 5, 2022, we announced that the FDA granted Breakthrough Therapy Designation, or BTD, for revumenib for the treatment of R/R acute leukemia harboring a KMT2A rearrangement, regardless of age or tumor type. Following the receipt of BTD, we will pool data from the AUGMENT-101 cohorts enrolling R/R KMT2Ar AML and R/R KMT2Ar ALL to file a single New Drug Application, or NDA, for the treatment of adult and pediatric KMT2Ar acute leukemia. We have completed enrollment of a sufficient number of KMT2Ar acute leukemia patients to support this filing strategy and expect to share topline data from the KMT2Ar cohort in the third quarter of 2023, and submit an NDA filing by the end of 2023. We also expect to complete enrollment of the NPM1 AML cohort in the second half of 2023.

Revumenib

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

KMT2A

11q23

MLL (11q23)
1
2
3
4
5 6
7
8 9 10 11
12 - 16 17 18-21 22 - 27
28
29-31
32
33 - 36
37
←cen
tel→
breakpoint region
~6.5 kb

N
MLL1
CO_2H
Conserved
N-Terminal
Menin Binding
Motif
Break
Point
Region
aa 3969
N
>90 MLL fusions known
Fusion Partner

Rationale for Targeting Nucleophosmin 1 Mutant AML

NPM1 is among the most frequently mutated genes in AML, found in approximately 30% of AML cases for an incidence of approximately 20,000 cases per year. Mutations in NPM1, or NPM1c, lead to the aberrant cytoplasmic localization of the mutants. NPM1c lead to its aberrant cytoplasmic localization. Recent preclinical research has demonstrated that NPM1c works directly with the menin-MLL complex to induce a leukemic transcription program. As a result, NPM1c harboring cells are sensitive to menin-MLL interaction inhibitors. In NPM1c cells, inhibition of the menin-MLL interaction suppresses the leukemic transcription program, causing growth arrest, terminal differentiation and cell death. In animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple NPM1c xenografts. Based on these findings, blocking the menin-MLL1 interaction represents a novel targeted strategy for the treatment of NPM1c AML.

Like MLLr, NPM1 is readily diagnosed as part of the standard AML patient work-up today, and yet there are no targeted therapies specifically approved to treat patients with NPM1c AML. There are several additional clinical stage agents currently advancing as potential treatments for NPM1c AML.

Rational for Targeting CRC

CRC is the second most lethal cancer, the third most prevalent malignant tumor worldwide, and the fourth most common cancer diagnosed in the United States each year. In 2022, over 150,000 new CRC cases arose, and 52,000 deaths were reported, accounting for nearly 10% of new cancer cases and deaths in the U.S. Meanwhile, the five-year survival rate for CRC is approximately 65% and drops to 15% for metastatic CRC.

Today, physicians can choose from a number of approved chemotherapies (Stivarga,® Lonsurf®), immunotherapies (Yervoy®, Keytruda®, Opdivo®) and targeted agents (Avastin®, Cyramza®, Zaltrap®, Erbitux®, Vectibix®, Braftovi®) to treat CRC. Despite these advancements, there remains a critical need for more effective therapies to address metastatic CRC.

Nearly all colorectal tumors, harbor genetic mutations that lead to the hyperactivation of b-catenin signaling, which in turn initiate the expression of various downstream targets that promote proliferation and maintain a stem cell state, highlighting the potential value of developing treatments that target b-catenin signaling in cancer. b-catenin itself, however, is an intractable drug target and the mechanisms underlying b-catenin–driven transcription remain largely elusive, underscoring the need to identify therapeutically tractable components of b-catenin transcriptional output. Recently, several researchers have utilized functional genomic screens to uncover new targets of high relevance to the oncogenic property of b-catenin. Through this process they have validated the selective dependence of KMT2A for growth of b-catenin–active CRC cells and showed KMT2A expression to be associated with malignant CRC growth in vivo and shortened survival in patients with CRC. Targeting KMT2A using menin inhibitors has been shown to selectively reduce the viability of b-catenin–active cells and CRC organoids, but not b-catenin–inactive cells and normal organoids.

Axatilimab

We are also developing axatilimab a monoclonal antibody targeting the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Axatilimab binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. CSF-1R signaling on these cells has been demonstrated in preclinical studies conducted in animal models of skin and lung cGVHD to be the key regulatory pathway involved in the expansion and infiltration of the macrophages that mediate fibrosis and the cGVHD disease process. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, axatilimab has the potential to be used to treat cGVHD as well as other fibrotic diseases where monocyte-derived macrophages have been shown to play a significant role.

Our near-term focus is to rapidly establish that axatilimab can provide meaningful clinical benefit in patients with advanced cGVHD where prior therapies are no longer effective and to establish proof-of-concept of using axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

On November 3, 2022, we and Incyte announced completion of enrollment in the pivotal AGAVE-201 trial evaluating axatilimab in patients with cGVHD following two or more prior lines of therapy. The trial is evaluating the safety and efficacy of three dosing regimens of axatilimab. The primary endpoint will assess objective response rate based on the 2014 NIH consensus criteria for cGVHD, with key secondary endpoints including duration of response and improvement in modified Lee Symptom Scale score. Together with Incyte, we expect to report topline data in mid-2023, and if successful, expect to submit a Biologics License Application by the end of 2023.

In the first half of 2023, we plan to initiate a Phase 2b trial to assess the efficacy, safety and tolerability of axatilimab in patients with IPF. This 52-week, randomized, double-blind and placebo-controlled trial is expected to enroll approximately 170 patients. The primary endpoint will assess the change from baseline in forced vital capacity, which is the current registrational endpoint in IPF.

We are working with Incyte to initiate a trial testing axatilimab in combination with ruxolitinib in steroid naive cGVHD. The Phase 1 trial is expected to begin later this year.

In March and April of 2021, we announced that the FDA granted ODD to axatilimab for the treatment of patients with cGVHD and IPF.

Axatilimab in GVHD

cGVHD, an immune response of the donor-derived hematopoietic cells against recipient tissues, is a serious, potentially life-threatening complication of allogeneic hematopoietic stem cell transplantation, or HSCT, that can last for years. cGVHD is estimated to develop in approximately 40% of transplant recipients and affects approximately 14,000 patients in the United States. cGVHD typically manifests across multiple organ systems, with the skin and mucosa being commonly involved, and is characterized by the development of fibrotic tissue.

The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunomodulators such as rituximab, IL-2. Imbruvica® (ibrutinib), a BTK inhibitor, was the first FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients. The FDA has approved two additional drugs, Rezurock® (belomosidil) and Jakafi® (ruxolitinib), for use in patients with cGVHD after failure of one or more lines of systemic therapy. While approved agents have shown a benefit in improving symptoms of this disease, none have demonstrated an improvement in long-term outcomes and a significant unmet medical need still remains for this patient population. Additionally, all currently approved agents are believed to exert their effect through T- and B-cells, with minimal impact on macrophages. By inhibiting the work of monocyte-derived macrophages, Axatilimab, provides a differentiated way to treat cGVHD, which we expect is ultimately expected to have a more pronounced impact on the fibrotic process. We also believe that shifting CSF-1R inhibition earlier in the treatment phase of cGVHD, to minimize formation of fibrotic tissue, could have a meaningful long-term impact on the disease process itself.

Axatilimab in IPF

IPF is a specific form of chronic, fibrosing, interstitial pneumonia limited to the lungs with a median survival of approximately three to five years after diagnosis. IPF is a rare disease, with an estimated prevalence of 281,000 people among the seven major market countries. IPF incidence and prevalence increase with age and are higher among males. Although rare, the incidence of IPF is increasing, likely due to an increasing understanding of the disease and the recent development of uniform diagnostic criteria.

There are currently two approved therapies for IPF, nintedanib and pirfenidone. Despite these recent advances, the unmet medical need in IPF remains high, with a five-year mortality rate of 50% to 70% with deaths occurring mainly due to respiratory failure. Lung transplantation remains the only curative treatment option, but less than five percent of IPF patients undergo lung transplantation. There is an urgent need for new and more effective treatments for IPF that can address the limitations of current treatment options, improve mortality, and quality of life.

Growing evidence suggests macrophages are critical regulators of lung fibrosis. Recent work has established a role for monocyte-derived macrophages as the pathogenic population of cells required for the development of fibrosis and that drive the fibrotic process. Reducing the circulating levels of pathogenic monocyte-derived macrophage precursors or inhibiting their activation in tissues provides an opportunity to therapeutically intervene and directly inhibit fibrosis. Recent experiments have demonstrated that the monocyte-derived, pro-fibrotic macrophages are CSF-1-dependent and CSF-1R inhibition through anti-CSF-1R antibody can block fibrosis in fibrotic disease models. We believe that using axatilimab to inhibit the work of monocyte-derived macrophages may provide a differentiated way to treat IPF, and could result in a more pronounced impact on the fibrotic process.

Entinostat

Entinostat is our oral, small molecule product candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. We have deprioritized the development of entinostat, but maintain a license, development and commercialization agreement with Eddingpharm International Company Limited, or Eddingpharm, under which we granted Eddingpharm an exclusive license under our intellectual property rights to develop and commercialize entinostat in China and certain other Asian countries.

Collaborations

Incyte Collaboration and License Agreement

In September 2021, we entered into a collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte for the development and commercialization of axatilimab. Additionally, in September 2021 we entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. Under the terms of the Incyte Collaboration Agreement, Incyte received exclusive commercialization rights outside of the United States, and we and Incyte will, subject to the exercise of our co-promotion option, have co-commercialization rights in the United States, with respect to axatilimab. Incyte is responsible for leading commercialization strategy and booking all revenue from worldwide sales of axatilimab, subject to its royalty payment obligations set forth below. The parties will share equally the profits and losses from the co-commercialization efforts. We and Incyte are co-developing axatilimab and sharing development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and we are responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan. A joint development committee between us and Incyte will govern future development of axatilimab.

We are eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones under the Incyte Collaboration Agreement. In addition, we are eligible to receive tiered royalties on potential net sales of the licensed product comprising axatilimab ranging from the low to mid double-digit percentages. In December 2021, we received an upfront cash payment of $117 million and we issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million, or $24.62 per share.

License Agreements

Vitae Pharmaceuticals, Inc.

We have a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, or the AbbVie License Agreement, under which Vitae granted us an exclusive, sublicensable, worldwide license to, preclinical, orally-available, small molecule inhibitors of the interaction of menin with the MLL protein, or the Menin Assets. We are solely responsible for the development and commercialization of the Menin Assets.

Subject to the achievement of certain milestone events, we may be required to pay Vitae up to an aggregate of $99 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Vitae. Since the inception of the agreement, we achieved certain development and regulatory milestones resulting in $8.0 million in milestone payments to Vitae, which included a $2.0 million payment in 2022. Additionally, in the fourth quarter 2022, we achieved certain development and regulatory milestones resulting in a $2.0 million accrued expense at December 31, 2022. The amount was paid in the first quarter of 2023.

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

UCB

We have a license agreement with UCB, or the UCB license agreement, under which UCB granted us a worldwide, sublicensable, exclusive license to UCB6352, which we refer to as axatilimab. The UCB license agreement permits us to use axatilimab or other licensed products for all human uses, including treatment, prevention and diagnostic uses, in all indications, diseases, conditions or disorders, and we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval and commercialize a certain licensed product. We are solely responsible for the development and commercialization of axatilimab.

Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. In the event that we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. During the year ended December 31, 2020 and 2021, we were required to pay $2.0 million and $4.0 million, respectively, due to the achievement of certain development and regulatory milestones. Additionally, in connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 we paid UCB $5.8 million, which was recognized as a milestone expense.

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

Sales and Marketing

Given our stage of development, we have recently started building a commercial infrastructure to support sales of our product candidates in the United States. We expect that our targeted sales force will focus on a well-defined group of medical oncologists, primarily in the non-hospital and academic settings, who are responsible for the care and treatment of cancer patients. For revumenib, we expect to manage sales, marketing and distribution through internal resources and third-party relationships. In accordance with our agreement, Incyte will lead the commercialization of axatilimab globally and we will elect whether to co-promote axatilimab in the United States. While we may commit significant financial and management resources to commercial activities, we would also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to rely on our current partners and may seek additional pharmaceutical partners for sales and marketing activities.

Manufacturing

We do not own or operate manufacturing facilities for the production of axatilimab, revumenib or entinostat, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers as well as Incyte for all of our required raw materials, active pharmaceutical ingredients and finished product for our preclinical research and clinical trials. We do not have any current contractual relationship for the manufacture of commercial supplies. If axatilimab, revumenib or entinostat is approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of such product. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Axatilimab Patent Portfolio

We in-licensed from UCB a patent portfolio directed to axatilimab. As of December 31, 2022, the axatilimab composition-of-matter patent portfolio included two granted U.S. patents, 27 granted non-U.S. patents, including a granted EP patent which has been validated in 37 countries, and 16 non-U.S. pending patent applications. The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted.

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

Our owned axatilimab patent portfolio includes one pending U.S. patent application and six non-U.S. patent applications directed to combinations of entinostat and axatilimab. If any one of these applications were to issue as one or more patents, these patents would expire in May 2038 or later should patent term extension be granted. Our owned axatilimab patent portfolio also consists of one pending international patent application under the Patent Cooperation Treaty, or PCT, directed to the treatment regimens and methods of using axatilimab includes one pending U.S. patent application and 18 non-U.S. patent applications. If this PCT application were to issue as one or more patents, these patents would expire in December 2040 or later should patent term extension be granted.

Menin Asset Patent Portfolio

We in-licensed from Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r. As of December 31, 2022, the in-licensed portfolio includes three granted U.S. patents, U.S. Patent Nos. 11,479,557, 10,683,302 and 10,899,758, 13 granted non-U.S patents, including a granted European patent, which was validated in 30 member states, four allowed non-U.S patent applications, two pending U.S. applications and 20 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. The granted patents based on the in-licensed applications are expected to expire June 2037 or later should patent term extension be granted. If the in-licensed application were to issue as one or more patents, these patents would expire between June 2037 and September 2037.

Our owned menin patent portfolio consists of eleven pending non-U.S. patent applications and one U.S. patent application, directed to combinations of a menin inhibitor and a CYP3A inhibitor for the treatment of various cancers. Our owned menin patent portfolio also consists of two U.S. provisional applications directed to menin inhibitors and combinations with various other compounds. If any applications arising from the provisional applications were to issue as one or more patents, these patents would expire between April 2041 and May 2043 or later should patent term extension be granted.

We also co-own with Vitae and Syngene International Limited two pending non-U.S. patent applications, one pending U.S. patent application, and one pending PCT, covering composition of matter and methods of treating cancer and other diseases mediated by the menin-MLL interaction.

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2022, our portfolio included four owned pending U.S. non-provisional patent applications, three owned granted U.S. patents, U.S. Patent Nos. 10,226,472, 11,324,822, and 11,397,184 which expire in August 2032, March 2036 and September 2036, respectively, or later should patent term extension be granted, directed to methods of treating a patient with combinations of entinostat and pembrolizumab or other therapeutic agents, nine granted non-U.S. patents (including two European patents validated in at least 5 countries), three allowed non-U.S. patent applications, and 39 owned non-U.S. pending patent applications. Our owned entinostat patent portfolio includes pending U.S. and non-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat and exemestane, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies, entinostat and CSF-1 or CSF-1R combination therapies (also discussed above in the Axatilimab Patent Portfolio) and patient selection for combination therapy comprising entinostat and a second therapeutic agent. If our owned pending U.S. applications and non-U.S. applications were to issue as one or more patents, these patents would expire between August 2032 and May 2039 or later should patent term extension be granted.

The patent portfolio we licensed from Bayer contains a number of issued U.S. and foreign patents as well as patent applications pending outside the United States. A number of the patents and patent applications we licensed from Bayer are directed to entinostat while other patents and patent applications are directed to compounds other than entinostat. As of December 31, 2022, the portfolio we licensed from Bayer included seven issued U.S. patents, 62 granted non-U.S. patents and 17 patent applications pending in non-U.S. patent offices. For example, the portfolio we licensed from Bayer includes reissue U.S. Patent RE39,754, which covers a genus of benzamide compounds including entinostat or SNDX-275. RE39,754 is a composition of matter patent having an initial term which expired in September 2017.

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ’166- patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph- B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. By comparison, the U.S. Patent RE39,754, which expired in September 2017, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application sought to add three additional inventors to the ‘166 patent. The reissue was granted as RE45,499 on April 28, 2015, at which time the original ‘166 patent was surrendered. The reissue patent has the same force and effect as the original ‘166 patent and the same August 2029 expiration date.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of February 22, 2023, we had 107 full-time employees. Of the full-time employees, 68 were primarily engaged in research and development activities and 24 have an M.D. or Ph.D degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Diversity, Equity and Inclusion (DEI)

We believe that a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We understand that varied perspectives lead to the best ideas and outcomes. We believe that by creating a workplace where every individual can feel welcome and valued, we will be better able to achieve our corporate objectives. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, race or ethnicity.

Environmental, Social and Governance Commitment

We are highly committed to policies and practices focused on environmental, social and governance, or ESG, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on ESG policies and practices, we believe that we can affect a meaningful and positive change in our communities and continue to cultivate our open and inclusive collaborative culture. Some of the initiatives that we were most proud of in 2022 included continuing support for the scientific, medical, patient and local communities in which we operate, including disease awareness and supporting community needs through both participation in events as well as charitable giving to the community at large. We are committed to reducing our environmental footprint. Electric car charging stations are available to employees at our Massachusetts office location. We have been methodically minimizing our use of paper records in favor of electronic records and have a robust recycling program in each office for paper, batteries and electronic equipment. We enable our employees to participate in various charity events, including walks, races and other events that impact change in the communities of the patients that we serve. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals and vision.

Corporate and Other Information

We were incorporated in Delaware in 2005. In 2011, we established a wholly owned subsidiary in the United Kingdom, in 2014 we established a wholly owned U.S. subsidiary, and in 2021, we established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. We currently operate in one segment.

Our principal office is located in Waltham, Massachusetts, where we lease approximately 12,000 square feet of office space pursuant to a lease that expires in February 2025. We also lease approximately 4,000 square feet of office space in New York, NY pursuant to a lease that expires in August 2025. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

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

Item 1A. Risk Factors

This Annual Report contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report as well as our other publicly available filings with the Securities and Exchange Commission.

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
•
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Our financial success will depend substantially on our ability to effectively and profitably commercialize our product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;
•
timely completion of any future clinical trials of revumenib and axatilimab;
•
interruption of key clinical trial activities, in connection with public health threats or any future geopolitical tensions, such as the ongoing war between Russia and Ukraine;

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

Research suggests that certain acute leukemias, such as KMT2Ar leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of MLL1 protein, a histone methyl transferase. In NPM1 mutant AML the interaction with menin occurs via the wild type MLL1 protein, and in KMT2Ar acute leukemias, the interaction occurs via a mutant form of MLL1, a fusion protein known as MLLr. MLLr results from a rare, spontaneous fusion between the N-terminus of the mixed lineage leukemia protein-1, or MLL1, and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-MLLr interaction, such as revumenib, which bind to, and block the interaction of menin with either MLLr or MLL1, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring MLL fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with KMT2Ar and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult R/R patients with KMT2Ar acute lymphoblastic leukemia, or ALL, KMT2Ar AML, and NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

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

We are subject to numerous risks related to the Incyte Collaboration Agreement to collaborate on the development and commercialization of axatilimab.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health crises, or geopolitical tensions, such as the ongoing war between Russia and Ukraine;
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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers and Incyte for the foreseeable future, we do not have direct control over the ability of these parties to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In additional, public health crises, may impact the ability of our existing or future manufacturers to perform their obligations to us.

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

Advertising and promotion of any product candidate that obtains approval in the United States is heavily scrutinized by the FDA’s Office of Prescription Drug Promotion, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

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

Even if any of our product candidates received regulatory approval, such product candidates would face competition from other therapies in the relevant indication. For example, chronic graft versus host disease has historically been managed by off-label treatments. However, in the past several years, the FDA has approved three drugs, ibrutinib (Imbruvica®), belomosidil (Rezurock®) and ruxolitinib (Jakafi®), for use in patients with cGVHD after failure of one or more lines of systemic therapy. All three of these drugs may compete with axatilimab in patients diagnosed with cGVHD.

Revumenib is being developed for the treatment of R/R adult and pediatric patients with KMT2Ar ALL, KMT2Ar AML and NPM1 mutant AML. At this time, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, revumenib has the potential to be the first defined therapy for patients with KMT2Ar ALL, KMT2Ar AML and/or NPM1 mutant AML.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell axatilimab. We have a worldwide, sublicensable, exclusive license to axatilimab pursuant to a license agreement with UCB. Certain of the rights licensed to us under the UCB license agreement are in-licensed by UCB from third parties. We are dependent on UCB maintaining the applicable third-party license agreements in full force and effect, which may include activities and performance obligations that are not within our control. If any of these third-party license agreements terminate, certain of our rights to develop, manufacture, commercialize or sell axatilimab may be terminated as well. The occurrence of any of these events could adversely affect the development and commercialization of axatilimab, and materially harm our business.

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

Private payors often follow decisions by CMS, regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The regulations that govern marketing approvals, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may obtain marketing approval for our product candidates in a particular country but be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment even if our product candidates obtain marketing approval.

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that it will be considered cost effective by third-party payors, that coverage and an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably

Current and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

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

While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact to overall physician reimbursement as a result of the introduction of the Quality Payment Program remains unclear.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several, Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, following the onset of the COVID-19 pandemic, we enabled substantially all of our employees to work remotely (and currently offer a hybrid-work environment), which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical-stage biopharmaceutical company with limited operating history. We have no products approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of our product candidates. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005, except in 2021.

For the year ended December 31, 2022, we reported a net loss of $149.3 million. As of December 31, 2022, we had an accumulated deficit of $693.0 million, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts. We expect our research and development expenses to increase substantially in connection with our ongoing and planned activities. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the global economic slowdown, including any recessions that have occurred or may occur in the future. In addition, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we will require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

While the long-term economic impact of either the COVID-19 pandemic or the war between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we grow our company; and

•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we cannot secure sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Most recently, the IRA included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require pharmaceutical manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries' annual out-of-pocket spending will be capped at $2,000 beginning in 2025. The impact of changes under the Tax Act, the CARES Act, the IRA, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

The portfolio that we licensed from UCB includes granted patents and applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any further patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab, methods of using axatilimab, or formulations of axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that additional patents, if any, granted based on the currently pending applications would expire in 2036. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are actually granted.

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

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings in the United States or other jurisdictions provoked by third parties or brought by us or our licensors or collaborators may be necessary to determine the priority of inventions with respect to our or our licensors’ patents or patent applications. An unfavorable outcome could require us or our licensors to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms or at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims

In addition, for some of our in-licensed patents and patent applications, we do not have access to every patent assignments or employee agreements demonstrating that all inventors have assigned their rights to the inventions or related patents. As a result, we may be subject to claims of ownership by such inventors.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to new or ongoing public health crises and the war between Russia and Ukraine.

In addition, the stock market in general, and the Nasdaq Global Select Market, or Nasdaq, and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock.

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

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance our future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. For example, in December 2022, we sold a total of 7,840,909 shares of our common stock and there were no issuances of pre-funded warrants to purchase shares of our common stock. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. Additionally, in April 2022, we sold 1,111,111 common shares under the 2021 ATM Program, with net proceeds of approximately $19.4 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants or sales under the 2021 ATM Program will result, in dilution to our stockholders.

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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.9% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are required to get an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, and consists of 12,207 square feet of leased office space under a lease that expires on February 28, 2025. We also have 4,039 square feet of leased office space in New York, New York, under a lease that expires on August 31, 2025. We believe that our existing facilities are sufficient for our needs for the foreseeable future. If we determine that additional or new facilities are needed in the future, we believe that appropriate alternative space would be available to us on commercially reasonable terms.

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

Holders of Record

As of February 22, 2023, we had approximately 18 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The performance graph shown below compares the annual change in cumulative total shareholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2017, through the year ended December 31, 2022. The graph assumes an investment of $100 on December 31, 2017 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

For the discussion of the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib (SNDX-5613), and axatilimab (SNDX-6352). We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, ALL, and acute myeloid leukemia, AML, and NPM1 mutant AML. We are also developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. We have generated minimal license revenue, except for in 2021. Other than in 2021, we have never been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2022 and 2020, we reported a net loss of $149.3 million and $73.2 million, respectively. For the year ended December 31, 2021, we reported a net profit of $24.9 million. As of December 31, 2022, we had an accumulated deficit of $693.0 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $481.3 million.

Significant Risks and Uncertainties

The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the public health crises and the ongoing war between Russia and Ukraine may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital resources.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidate; identifying; acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the years ended December 31, 2021 and 2020 have been solely derived from our license, development and commercialization agreements with Kyowa Kirin Co., Ltd., or KKC, and with Incyte Pharmaceuticals, Inc, or Incyte. We generated no revenue during the year ended December 31, 2022.

In September 2021, we entered into a collaboration and license agreement with Incyte or the Incyte Collaboration Agreement, with Incyte for the worldwide development and commercialization of axatilimab. Additionally, in September 2021, we entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. Under the terms of the Incyte Collaboration Agreement, Incyte received exclusive commercialization rights outside of the United States, and we and Incyte will, subject to the exercise of our co-promotion option, have co-commercialization rights in the United States, with respect to axatilimab. Incyte is responsible for leading commercialization strategy and booking all revenue from worldwide sales of axatilimab, subject to its royalty payment obligations set forth below. The parties will share equally the profits and losses from the co-commercialization efforts. We and Incyte are co-developing axatilimab and sharing development costs associated with global and U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and we are responsible for 45% of such costs. Each company is responsible for funding any independent development activities. All development costs related to the collaboration are subject to a joint development plan. A joint development committee between us and Incyte will govern future development of axatilimab. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. All development costs related to the collaboration will be subject to a joint development plan. In December 2021, we received an upfront cash payment of $117 million and issued 1,421,523 shares of common stock for an aggregate purchase price of $35 million. We allocated $126.6 million of the total consideration received to the license, and such amount was recognized as license revenue upon transfer of license to Incyte.

We granted KKC an exclusive license to develop and commercialize entinostat in Japan and Korea, or the KKC license agreement. In 2015, we received a $25.0 million upfront payment from KKC, inclusive of an equity investment. We allocated $17.3 million of the upfront payment to the license fee, and such fee is being recognized as revenue ratably over our expected performance period (expected to be through 2029). The balance of the upfront payment of $7.7 million was allocated to KKC’s purchase of shares of our convertible preferred stock.

In September 2021, KKC informed us that they discontinued the entinostat program and cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue which was previously deferred in the third quarter of 2021.

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

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short and long-term investment balances.

Other Income (Expense)

Other income (expense) includes income recorded for the change in fair value of derivative liability established based on the terms under of the Letter Agreement with connection with the share purchase agreement.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 3 to our audited consolidated financial statements included in this Annual Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. Our critical accounting policies are described in greater detail in Note 3 to our audited consolidated financial statements included in this Annual Report.

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

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer, or the transaction price. To the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

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

For license fee revenues as of December 31, 2021, we recorded revenues of $126.6 million relating to the Incyte Collaboration Agreement and $13.3 million relating to the KKC Agreement. For the year ended December 31, 2022, no revenue has been recognized.

We applied significant judgment to our Incyte Collaboration Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that the transfer of the license to Incyte was a distinct performance obligation, separate from the ongoing collaboration activities. As such, we estimated the standalone selling price to be $126.6 million which we recognized as $126.6 million of license revenue for the year ended December 31, 2021.

We applied significant judgment to our KKC Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. In September 2021, KKC informed us, that they have discontinued the entinostat program and have cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue which was previously deferred in the third quarter of 2021.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. We make estimates of our accrued and prepaid clinical expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to contract research organizations, or CROs, and investigative sites in connection with clinical studies and to vendors related to product manufacturing and development of clinical supplies.

We base our expenses related to clinical study and trial costs on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors out of our control, such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, we have not experienced any significant adjustments to our estimates.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

Comparison of the years ended December 31, 2022 and 2021:

	Years Ended December 31,			2022 - 2021 Increase (Decrease)		2021 - 2020 Increase (Decrease)
(in thousands)	2022	2021	2020	$	%	$	%
Revenues:
License fees	$-	$139,709	$1,517	$(139,709)	(100)%	$138,192	9110%
Total revenues	-	139,709	1,517	(139,709)	(100)%	138,192	9110%
Operating expenses:
Research and development	118,499	88,248	50,435	30,251	34%	37,813	75%
General and administrative	33,258	25,241	22,505	8,017	32%	2,736	12%
Total operating expenses	151,757	113,489	72,940	38,268	34%	40,549	56%
(Loss) Income from operations	(151,757)	26,220	(71,423)	177,977	(679)%	(97,643)	(137)%
Other income (expense):
Interest expense	(3,137)	(1,899)	(2,357)	(1,238)	65%	458	(19)%
Interest income	5,872	403	841	5,469	1357%	(438)	(52)%
Other (expense) income	(316)	202	(219)	(518)	256%	421	192%
Total other income (expense)	2,419	(1,294)	(1,735)	3,713	(287)%	441	(25)%
Net (loss) income	$(149,338)	$24,926	$(73,158)	$181,690	(729)%	$(98,084)	(134)%

License Fees

For the year ended December 31, 2022 no license fees were recognized. For year ended December 31, 2021, we recognized license fees of $139.7 million, derived from the Incyte and KKC license agreements. The KKC license agreement was terminated in September 2021.

Research and Development

For the year ended December 31, 2022, our total research and development expenses increased by $30.3 million or 34%, to $118.5 million from $88.2 million for the prior year due to increases in clinical trial activities expenses of $19.0 million, employee related expenses of $9.5 million, professional expenses of $1.5 million, and other expenses of $0.3 million. The increase in clinical activities expenses was due to increased study activities related to axatilimab of $27.1 million, revumenib of $9.7 million, and an increase in license fees of $5.5 million, which were offset by the collaboration cost reimbursement of $22.2 million and a reduction in the entinostat program of $1.1 million. The increase in employee-related expense is primarily due to salary and benefits of $7.9 million and increase in stock-based compensation of $1.6 million due to increase in headcount. The increase in other expenses of $0.3 million is primarily due to travel and entertainment.

We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Research and development expenses consisted of the following:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	$	%
External research and development expenses	$89,788	$68,468	$21,320	31%
Internal research and development expenses	28,711	19,780	8,931	45%
Total research and development expenses	$118,499	$88,248	$30,251	34%

General and Administrative

For the year ended December 31, 2022, our total general and administrative expenses increased by $8.0 million, or 32%, to $33.3 million, from $25.2 million for the prior year. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $5.3 million, professional fees of $1.4 million and other expenses of $1.3 million. The increase in employee-related expenses is due to an increase of $4.3 million for salary and benefits due to increased headcount and stock compensation expense of $1.0 million. The increase in other expense is due to an increase of $1.1 million for travel and entertainment and $0.2 million for rent and utilities.

Interest Income and Interest Expense

For the year ended December 31, 2022, interest income, increased by $5.5 million from the prior year. This increase was primarily due to higher interest rates on our investments.

Interest expense consists primarily of interest expense on our term loan, operational and capital leases. The increase is primarily due to our amended term loan and loan payoff during the third quarter of 2022. For additional information on the loan payoff, please refer to Note 14, Loan Payable, to our consolidated financial statements.

Other (Expense) Income

Other (expense) income decreased by $0.5 million from the prior year. This decrease was primarily due to the change in fair value of the derivative liability recorded as of the Incyte Collaboration Agreement.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash, cash equivalents and short-term and long-term investments totaling $481.3 million. Since our inception, our operations have been primarily financed by net proceeds from our IPO, and follow-on stock offerings, our term loan, sale of convertible preferred stock and convertible debt securities and proceeds from our license agreements. We believe that our cash, cash equivalents and short-term investments as of December 31, 2022, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents, short-term and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Loan and Security Agreement

In February 2020, we entered into a loan and security agreement, with Hercules Capital, Inc., or Hercules, as amended in December 2021, which we refer to as the Amended Loan Agreement. We terminated the Amended Loan Agreement in September 2022. On September 23, 2022, we made a prepayment of $21.5 million to satisfy in full all of our principal and interest obligations and related fees under the Amended Loan Agreement. The payoff amount paid by us in connection with the termination of the Amended Loan Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $1.0 million as an end-of term fee and (b) $0.4 million as a pre-payment fee. Hercules released all security interests held on our assets.

For additional details on our Amended Loan Agreement, see Note 14 to our consolidated financial statements in this Annual Report.

Future Funding Requirements

We believe that our available cash, cash equivalents, short-term and long-term investments are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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
•
the interruption of key clinical trial activities, such as clinical trial site monitoring;
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

Our material cash requirements include the following contractual obligations as of December 31, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see our consolidated financial statements.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$1,351	$567	$784	$—	$—
Capital lease for office equipment (2)	22	7	13	2	—
	$1,373	$574	$797	$2	$—
(1)
In August 2021, we signed a 36-month extension of the lease for the office space in Waltham, Massachusetts. In August 2022, we signed a 36-month extension of the lease for the office space in New York, New York. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)
In January 2022, we entered into two four-year non-cancelable leases for office equipment, which are accounted for as capital leases. The leased assets are included in property and equipment, net.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ending December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $693.0 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more at-the-market equity offerings, or the 2021 ATM Program. Cowen is not required to sell any specific amount but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3 ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. As of December 31, 2022, we sold 1,111,111 shares of common stock under the 2021 ATM Program for net proceeds of approximately $19.4 million.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net cash (used in) provided by operating activities	$(133,675)	$29,131	$(71,260)
Net cash (used in) investing activities	(186,188)	(40,873)	(142,530)
Net cash provided by financing activities	172,254	118,464	304,424
Net (decrease) increase in cash and cash equivalents	$(147,609)	$106,722	$90,634

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2022, was $133.7 million and primarily consisted of our net loss of $149.3 million adjusted for non-cash items including stock-based compensation of $16.0 million, non-cash operating lease expense of $0.4 million, an investment increase of $3.4 million, a net increase in operating assets and liabitiies of $1.7 million, and an increase in non-cash interest expense associated with the term loan of $1.1 million. The significant items in the increase in operating assets and liabilities include an increase in accrued expenses and other liabilities of $9.4 million, an increase in collaboration receivable of $3.5 million, partially offset by a decrease in prepaid expenses and other assets of $3.0 million, and a decrease in accounts payable of $1.3 million.

Net cash provided by operating activities for the year ended December 31, 2021 was $29.1 million and primarily consisted of our net income of $24.9 million adjusted for non-cash items including stock-based compensation of $13.3 million, non-cash operating lease expense of $0.4 million, an investment amortization of $0.6 million, a decrease in non-cash interest expense associated with the term loan of $0.2 million, a decrease of the derivative liability associated with the Incyte Collaboration Agreement of $0.4 million, and a net decrease in operating assets and liabilities of $9.6 million. The significant items in the decrease in operating assets and liabilities include a decrease in prepaid expenses and other assets of $1.4 million, an increase in accounts payable of $2.1 million, and a decrease in deferred revenue of $13.1 million partially offset by an increase in accrued expenses and other liabilities of $2.8 million.

Net Cash (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, was $186.2 million and was primarily due to the purchase of $495.3 million of available-for-sale marketable securities partially offset by $308.9 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2021, was $40.9 million and was primarily due to the purchase of $294.7 million of available-for-sale marketable securities partially offset by $254.0 million in proceeds from the maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $172.3 million and was primarily due to proceeds of $162.0 million from issuance of common stock, $19.4 million of proceeds from an at-the-market offering, and $11.9 million of proceeds from stock option exercises and ESPP purchases, partially offset by payment of the term loan of $21.0 million.

Net cash provided by financing activities for the year ended December 31, 2021, was $118.5 million and was primarily due proceeds of $24.8 million from sales of common stock to Incyte Agreement, proceeds of $81.2 million from sale of common stock in a follow-on offering, $6.7 million of proceeds from stock option exercises and ESPP purchases, $5.1 million of proceeds from our ATM Program and, $0.6 million of proceeds from the Incyte Collaboration Agreement allocated to the derivate liability in connection with the side letter.

Net Operating Loss and Research and Development Tax Credit Carryforwards

December 31, 2022, we had federal and state tax net operating loss carryforwards of approximately $99.6 million and $42.8 million, respectively. We have generated federal NOLs of $77.5 million that have an indefinite carryforward period. The remaining $22.1 million of federal NOLs and the state NOLs will begin to expire at various dates starting in 2026. At December 31, 2022, we had available income tax credits of approximately $8.9 million, with $5.7 million attributable to Federal R&D credits and $3.2 million attributable to state R&D credits, which are available to reduce future income taxes, if any. These income tax credits began to expire in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and short-term and long-term investments of $481.3 million, consisting of overnight investments, interest-bearing money market funds and highly rated federal bonds and short and long-term investments including commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on evaluation of our disclosure controls and procedures as of December 31, 2022, our principle executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2022, included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syndax Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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
February 28, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2023 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” and “Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation” in our 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption “The Board of Directors and Its Committees – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.syndax.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in Proposal 2 in our 2023 Proxy Statement.

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

4.2

Form of Pre-Funded Warrant issued pursuant to the securities purchase agreement between the Company and Certain Purchasers, dated December 16, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on December 17, 2021).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 5, 2020).

10.1*	2007 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

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

10.16*

Syndax Pharmaceuticals, Inc. 2023 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on February 8, 2023).

10.17*

Form of Option Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2023 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on February 8, 2023).

10.18*

Amended and Restated Executive Employment Agreement by and between the Company and Briggs W. Morrison, M.D., dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 1, 2022).

10.19*	Amended and Restated Executive Employment Agreement by and between the Company and Michael A. Metzger, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.17 to the

Exhibit No.	Description

Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 1, 2022).

10.20*

Executive Employment Agreement by and between the Company and Catherine Madigan, M.D., dated as of March 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2022).

10.21*

Executive Employment Agreement by and between the Company and Anjali Ganguli, Ph.D., dated as of September 30, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2022).

10.22*

Executive Employment Agreement by and between the Company and Keith A. Goldan, dated as of June 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 13, 2022).

10.23*

Executive Employment Agreement by and between the Company and Steve M. Sabus, dated as of December 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on December 5, 2022).

10.24*	Non-employee Director Compensation Policy, as amended, dated as of February 2, 2023.

10.25*

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

10.28

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

10.31†

License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001- 37708), as filed with the SEC on October 7, 2016).

10.32†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

Exhibit No.	Description

10.33†

Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10.34†

Mutual Release and Settlement Agreement by and between the Company and UCB Biopharma SRL, dated as of June 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 8, 2022).

10.35†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.36†

Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2019).

10.37†

Collaboration and License Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.38

Purchase Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

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

SYNDAX PHARMACEUTICALS, INC.

Date: February 28, 2023	By:	/s/ Michael A. Metzger
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

Signature	Title	Date

/s/ Michael A. Metzger	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Michael A. Metzger

/s/ Keith Goldan	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Keith Goldan

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	February 28, 2023
Dennis G. Podlesak

/s/ Martin H. Huber, M.D.	Director	February 28, 2023
Martin H. Huber, M.D.

/s/ Jennifer Jarrett	Director	February 28, 2023
Jennifer Jarrett

/s/ Keith A. Katkin	Director	February 28, 2023
Keith A. Katkin

/s/ Pierre Legault	Director	February 28, 2023
Pierre Legault

/s/ William Meury	Director	February 28, 2023
William Meury

/s/ Briggs W. Morrison, MD.	President, Head of Research &	February 28, 2023

Development, Director
Briggs W. Morrison, MD.

Syndax Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Prepaid and Accrued Clinical Costs— Refer to Notes 3 and 11 to the financial statements

Critical Audit Matter Description

As disclosed in Notes 3 and 11 to the financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial and clinical study activities. Expenses related to clinical trials and studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the Contract Research Organizations ("CROs"). Tracking the progress of the clinical study and trial activities, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements.

We identified the estimates for research and development expenses and clinical costs as a critical audit matter due to the (i) the significant judgment by management in determining the prepaid or accrued costs and (ii) high degree of auditor judgment and subjectivity and effort in performing procedures and evaluating audit evidence for these accrued or prepaid costs and the factors related to progress towards or the estimated current stage of completion of the research and development activities or studies, invoicing to date under the contracts, and communications from the research institution, or other companies, of any actual costs incurred during the period that have not yet been invoiced.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to prepaid and accrued clinical costs included the following, among others:

•
We tested the effectiveness of internal controls over the prepaid and accrued clinic costs calculations, including management's controls over the assessment and estimation of the costs incurred for significant research and development activities performed by third parties.
•
For a sample, we tested the prepaid and accrued clinic costs by:
o
testing the completeness and accuracy of inputs through inspection of the terms of contracts, statements of work, and communications between the Company and CROs and testing of actual amounts invoiced and paid under the contracts and comparing such information to the amounts used in management's estimates.
o
evaluating the reasonableness of the assumptions used in developing the estimates (including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost a period end) through inquiries of Company personnel responsible for overseeing the research and development activities to understand progress of the activities, inspection of correspondence between the Company and these organizations, and retrospective reviews.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2023

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$74,356	$221,965
Restricted cash	—	115
Short-term investments	401,446	217,971
Short-term deposits	8,595	6,894
Collaboration receivable, net	3,474	—
Prepaid expenses and other current assets	1,915	1,451
Total current assets	489,786	448,396
Long-term investments	5,469	—
Property and equipment, net	20	278
Right-of-use asset	1,039	983
Restricted cash	115	—
Other assets	807	—
Total assets	$497,236	$449,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,350	$5,669
Accrued expenses and other current liabilities	24,276	14,465
Current portion of right-of-use liability	434	361
Current portion of capital lease	5	1
Derivative liability	—	187
Total current liabilities	29,065	20,683
Long-term liabilities:
Right-of-use liability, less current portion	709	711
Capital lease, less current portion	13	—
Term loan, less current portion	—	19,895
Total long-term liabilities	722	20,606
Total liabilities	29,787	41,289
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 68,111,385 and 54,983,105 shares outstanding at December 31, 2022 and December 31, 2021, respectively	7	6
Additional paid-in capital	1,161,288	952,019
Accumulated other comprehensive (loss) income	(806)	45
Accumulated deficit	(693,040)	(543,702)
Total stockholders' equity	467,449	408,368
Total liabilities and stockholders' equity	$497,236	$449,657

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues:
License fees	$—	$139,709	$1,517
Total revenues	—	139,709	1,517
Operating expenses:
Research and development	118,499	88,248	50,435
General and administrative	33,258	25,241	22,505
Total operating expenses	151,757	113,489	72,940
(Loss) income from operations	(151,757)	26,220	(71,423)
Other income (expense):
Interest expense	(3,137)	(1,899)	(2,357)
Interest income	5,872	403	841
Other (expense) income:	(316)	202	(219)
Total other income (expense)	2,419	(1,294)	(1,735)
Net (loss) income	$(149,338)	$24,926	$(73,158)
Net (loss) income attributable to common stockholders	$(149,338)	$24,926	$(77,064)

Net (loss) income Per Share:
Basic (loss) earnings per share attributable to common stockholders	$(2.46)	$0.48	$(1.87)
Diluted (loss) earnings per share attributable to common stockholders	$(2.46)	$0.46	$(1.87)

Weighted-average common shares used in calculating:
Basic (loss) earnings per share attributable to common stockholders	60,760,906	52,064,809	41,308,242
Diluted (loss) earnings per share attributable to common stockholders	60,760,906	53,622,904	41,308,242

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(149,338)	$24,926	$(73,158)
Other comprehensive (loss) gain:
Unrealized (loss) gains on marketable securities, net of tax	(851)	49	(4)
Comprehensive (loss) income	$(150,189)	$24,975	$(73,162)

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance—January 1, 2020	27,140,484	$3	$527,067	$-	$(495,470)	$31,600
Proceeds from direct offering, net of $93 offering expenses	3,036,719	—	24,201	—	—	24,201
Proceeds from pre-funded common stock warrant from direct offering, net of $41 offering expenses	—	—	10,665	—	—	10,665
Proceeds from direct offering, net of $7,132 offering expenses	6,388,889	1	107,867	—	—	107,868
Proceeds from direct offering, net of $8,770 offering expenses	6,250,000	1	134,980	—	—	134,981
Deemed dividend from repricing Series 1 and 2 warrants	—	—	3,906	—	—	3,906
Repricing Series 1 and 2 warrants	—	—	(3,906)	—	—	(3,906)
Stock purchase under ESPP	33,706	—	—	—	—	—
Pre-funded warrant exercise	2,280,318	—	—	—	—	—
Stock-based compensation expense	—	—	9,057	—	—	9,057
Unrealized loss on short-term investments	—	—	—	(4)	—	(4)
Exercise of Series 1 and Series 2 warrants	1,995,941	—	—	—	—	—
Employee withholdings ESPP	—	—	345	—	—	345
Proceeds from exercise of stock options	755,166	—	6,633	—	—	6,633
Net loss	—	—	—	—	(73,158)	(73,158)
Balance—December 31, 2020	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Proceeds from at-the-market offering, net of $159 offering expenses	277,629	—	5,131	—	—	5,131
Proceeds from direct offering, net of $5,332 offering expenses	3,802,144	1	81,205	—	—	81,206
Stock purchase under ESPP	26,878	—	—	—	—	—
Pre-funded warrant exercise	725,784	—	—	—	—	—
Proceeds from Incyte Share Purchase Agreement	1,421,523	—	24,848	—	—	24,848
Stock-based compensation expense	—	—	13,317	—	—	13,317
Unrealized gain on short-term investments	—	—	—	49	—	49
Vesting of RSU	5,500	—	—	—	—	—
Employee withholdings ESPP	—	—	367	—	—	367
Proceeds from exercise of stock options	842,424	—	6,336	—	—	6,336
Net income	—	—	—	—	24,926	24,926
Balance—December 31, 2021	54,983,105	6	$952,019	$45	$(543,702)	$408,368
Proceeds from at-the-market offering, net of $600 offering expenses	1,111,111	—	19,425	—	—	19,425
Proceeds from direct offering, net of $10,535 offering expenses	7,840,909	1	161,965	—	—	161,966
Stock purchase under ESPP	28,999	—	—	—	—	—
Pre-funded warrant cashless exercise	2,832,151	—	—	—	—	—
Stock-based compensation expense	—	—	16,019	—	—	16,019
Unrealized loss on investments	—	—	—	(851)	—	(851)
Vesting of RSU	38,749	—	—	—	—	—
Employee withholdings ESPP	—	—	401	—		401
Proceeds from exercise of stock options	1,276,361	—	11,459	—	—	11,459
Net loss	—	—	—	—	(149,338)	(149,338)
Balance—December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(149,338)	$24,926	$(73,158)
Adjustments to reconcile net loss to net cash provided (used in) provided by operating activities:
Depreciation	33	43	89
(Accretion) and Amortization of investments	(3,382)	644	(130)
Non-cash operating lease expense	421	413	426
Non-cash interest expense	1,103	(225)	389
Changes in fair value of derivative liability	(187)	(389)	—
Stock-based compensation	16,019	13,317	9,057
Other	—	(1)	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,972)	(1,394)	(4,314)
Collaboration receivable, net	(3,474)	—	—
Accounts payable	(1,319)	2,161	(2,670)
Deferred revenue	—	(13,133)	(1,517)
Accrued expenses and other liabilities	9,421	2,769	567
Net cash (used in) provided by operating activities	(133,675)	29,131	(71,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(129)	—
Proceeds from sales of equipment	225	—	—
Purchases of short and long-term investments	(495,346)	(294,719)	(278,937)
Proceeds from sales and maturities of short-term investments	308,933	253,975	136,407
Net cash used in investing activities	(186,188)	(40,873)	(142,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offerings, net	161,965	81,206	242,849
Proceeds from issuance of common stock in at-the-market offering, net	19,425	5,131	—
Allocation of proceeds to common stock issued under the Incyte Share Purchase Agreement	—	24,848	—
Allocation of proceeds to derivative liability recorded under the Incyte Share Purchase Agreement	—	576	—
Proceeds from issuance of common stock in direct placement offering, net	—	—	34,866
Payment on term loan	(20,996)	—	—
Proceeds from term loan agreement, net	—	—	19,730
Proceeds from ESPP	401	367	345
Proceeds from stock option exercises	11,459	6,336	6,633
Other		—	1
Net cash provided by financing activities	172,254	118,464	304,424
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(147,609)	106,722	90,634
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	222,080	115,358	24,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$74,471	$222,080	$115,358

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$74,356	$221,965	$115,243
Restricted cash	115	115	115
Cash, cash equivalents and restricted cash	$74,471	$222,080	$115,358

Supplemental disclosures of cash flow information (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“the Company” or “Syndax”) is a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company's two lead product candidates are revumenib (SNDX-5613) and axatilimab (SNDX-6352). The Company is developing revumenib, a small molecule inhibitor of the menin-mixed lineage leukemia 1, or menin-MLL1, binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, acute leukemias and nucleophosmin 1, or NPM1, mutant acute myeloid leukemia, or AML. The Company is also developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional therapeutics to expand its pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2022, should enable the Company to maintain its planned operations for at least 12 months from the issuance date of these financial statements. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and general and administrative activities.

The Company is subject to challenges and risks specific to its business and ability to execute on the strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of the Company’s late-stage product candidate; delays or problems in the supply of the Company’s products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing the Company’s intellectual property rights; complying with applicable regulatory requirements.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

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

Marketable Securities

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

Concentrations of Credit Risk

Cash and cash equivalents, restricted cash, and short and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. Substantially all of the Company’s cash, cash equivalents, and short and long-term investments were deposited in accounts at two financial institutions, and at times, such deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s available-for-sale investments primarily consist of government money market funds, corporate debt securities, commercial paper, credit card asset-backed securities and overnight deposits and potentially subject the Company to concentrations of credit risk.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with FASB Accounting Standards Codification (ASC 815), Derivatives and Hedging, based on the characteristics and provisions of each instrument. The derivative liability is recorded at fair value, which is estimated using a Black Scholes model. The liability is measured quarterly with any change in fair value being recognized in the statement of operations. We do not hold or issue derivative instruments for trading or speculative purposes.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. The Company recognize revenue following the five – step model prescribed under FASB Accounting Standards Codification (ASC 606), Revenue from Contracts with Customers: (i) identify contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.

Licenses of Intellectual Property: Revenue from non-refundable, up-front fees allocated to the licenses related to the Company's intellectual property, are recognized as the license is transferred to the customer and the customer is able to use and benefit from the license. This generally takes place over the related know-how transfer period, or if applicable, over the term of transfer of future updates to the intellectual property.

Development Milestone Payments: The Company evaluates whether milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license fees and earnings in the period of adjustment.

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

For additional information on our collaboration and license arrangements, please read Note 4, Collaborative Research and License Agreements, to these consolidated financial statements.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the year ended December 31, 2022, the Company has incurred external costs related to Incyte cost-sharing collaboration. During the years ended December 31,2021 and 2020, the Company incurred no external costs related to cost-sharing collaborations.

Clinical Costs

Clinical study and trial costs are a component of research and development expenses. The Company expenses clinical trial activities performed by third parties based on an evaluation of the progress to completion of specific contract tasks using data such as patient enrollment, clinical site activations, or other information provided to us by our vendors. Depending on the progression of the contract and timing of invoicing and payment the research and development expense can be an accrued expense or a prepaid expense. Prepaid clinical study and trial costs are included in short-term deposits on the accompanying consolidated balance sheet.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 5) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board FASB or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of SNDX-6352 (axatilimab). Also, in September 2021 the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte will receive exclusive commercialization rights outside of the United States, subject to its royalty payment obligations set forth below. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab with Incyte, subject to the Company’s exercise of its co-promotion option. Incyte will be responsible for leading all aspects of commercialization of axatilimab in the United States. The Company and Incyte will share equally the profits and losses from co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. All development costs related to the collaboration will be subject to a joint development plan.

Under the terms of the Incyte Agreements, Incyte paid the Company a non-refundable cash payment of $117 million. The Company is eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States. The Company’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post – marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

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

The Incyte Agreement and the Incyte Share Purchase Agreement were executed on the same date and negotiated simultaneously. Management therefore concluded that the Incyte Agreements are to be combined for accounting purposes and therefore allocated the total consideration to the units of account identified. The common stock issued to Incyte was recorded at fair value of $24.8 million. Pursuant to the Letter Agreement, Incyte is permitted to terminate the Incyte Agreement, under circumstances under which the upfront payment of $117 million would be returned to Incyte and a cash settlement on the sale of the Company's common stock would be made to make the parties whole (the “Letter Agreement”). In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. The Letter Agreement terminated in March 2022. Accordingly, the Company initially allocated $0.6 million of the total consideration received to the derivative liability, see Note 9 for further discussion of the derivative liability. As of December 31, 2022, the fair value of the derivative is zero.

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

In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, New York, which commenced on January 1, 2016. In February 2021, the Company signed an 18-month extension to the lease for the New York office, which commenced on March 1, 2021. In August 2022, the Company signed a 36-month extension to the lease for the New York office, with aggregate payments of $689,000, with a lease commencement date of September 1, 2022. The remaining lease terms as of December 31, 2022, for the facility in Waltham, Massachusetts and New York, New York, were 26 months and 32 months, respectively.

As of December 31, 2022, the consolidated balance sheet includes a $1.0 million operating lease ROU asset and a $1.1 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2022, the Company recorded approximately $440,000 in operating lease expense and made approximately $567,000 in lease payments.

Future minimum lease payments under the Company’s operating leases, were as follows:

Maturity of lease liabilities	As of
(in thousands)	December 31, 2022
2023	$567
2024	585
Thereafter	199
Total lease payments	$1,351
Less: imputed interest	(208)
Total operating lease liability	$1,143

Future minimum lease payments under the Company’s capital leases as of December 31, 2022, and 2021, were $22,441 and $1,000, respectively.

6. Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are calculated as follows (in 000s):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(149,338)	$24,926	$(73,158)
Deemed dividend due to warrant reset	—	—	(3,906)
Net (loss) income attributable to common stockholders	$(149,338)	$24,926	$(77,064)
Denominator:
Weighted-average common shares outstanding	60,761	52,065	41,308
Effective of Dilutive Securities
Options to purchase common stock	—	1,429	—
Non - vested restricted stock units (RSUs)	—	118	—
ESPP to purchase common stock	—	11	—
Dilutive potential common shares	—	1,558	—
Shares used in calculating diluted earnings (loss) per share	60,761	53,623	41,308

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in 000s):

	December 31,
	2022	2021	2020
Options to purchase common	7,982	—	6,380
Non-vested restricted stock units (RSUs)	131	—	19
ESPP to purchase common stock	17	—	16

For additional information related to the Company's common stock see Note 12.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the inception of the agreement, the Company achieved certain development and regulatory milestones resulting in $8.0 million in expense, which included $2.0 million in expense paid in February 2022. Additionally, in the fourth quarter 2022, the Company achieved certain development and regulatory milestones resulting in a $2.0 million expense, which has been recorded in accrued expenses as of December 31. 2022. The amount was paid in the first quarter of 2023.

UCB Biopharma Sprl

In July 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as SNDX-6352 or axatilimab, an IND-ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes SNDX-6352, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company will be solely responsible for the development and commercialization of SNDX-6352, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to SNDX-6352. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment	$84	$386
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	21
Office equipment under capital lease	—	13
Total property and equipment	419	721
Accumulated depreciation	(399)	(443)
Property and equipment, net	$20	$278

Depreciation expense was $33,000 and $43,000 for years ended December 31, 2022, and 2021, respectively.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Cash equivalents	$74,356	$59,496	$14,860	$—
Short-term investments	401,446	—	401,446	—
Long-term investments	5,469	—	5,469	—
Total assets	$481,271	$59,496	$421,775	$—

December 31, 2021
Assets:
Cash equivalents	$221,964	$96,816	$125,148	$—
Short-term investments	217,971	—	217,971	—
Total assets	$439,935	$96,816	$343,119	$—

Liabilities:
Derivative liability	187	—	—	187
Total liabilities	$187	$—	$—	$187

There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2022, and 2021. In addition, there have been no changes in valuation techniques during the years ended December 31, 2022, and 2021. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies. The fair value of the Level 3 instrument is determined using unobservable inputs and the Company utilized a Black Scholes valuation model as of December 9, 2021 (initial recognition) and December 31, 2021, respectively.

The following table summarizes the significant unobservable inputs in the fair value measurement of the Company’s contingent consideration obligations as of December 31, 2021:

		As of December 31, 2021
	Fair Value	Unobservable Input	Range	Weighted Average
(in thousands)
Liabilities:
Derivative Liability	$187	Discount Rate Volatility Expected timing of the Termination Right	4-5% 58-61% 9 months	4.5% 59.5% 9 months

The following table summarizes the fair value rollforward (in thousands):

	As of December 31
	2022	2021
Derivative Liability:
Beginning Balance 1/1	$187	$—
Additions	-	576
Change in fair value	(187)	(389)
Ending Balance 12/31	$—	$187

The short-term and long-term investments are classified as available-for-sale securities. As of December 31, 2022, the remaining contractual maturities of the available-for-sale securities were 1 to 15 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2022. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2022, which the Company does not intend to sell and has concluded will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
Commercial paper	$321,630	$—	$(205)	$321,425
US Treasury	64,759	—	(566)	64,193
Federal bonds	36,192	—	(35)	36,157
	$422,581	$—	$(806)	$421,775
December 31, 2021
Commercial paper	$306,715	$70	$(17)	$306,768
Corporate bonds	22,147	—	(6)	22,141
US Treasury	14,212	—	(2)	14,210
	$343,074	$70	$(25)	$343,119

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$692	$642
Interest receivable on investments	583	429
Prepaid subscriptions	446	230
Other	194	150
Total prepaid expenses and other current assets	$1,915	$1,451

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued clinical study and trial costs	$14,375	$5,760
Accrued compensation and related costs	5,945	4,342
Accrued professional fees	1,352	662
Accrued milestone costs	2,000	2,000
Other	604	1,701
Total accrued expense and other current liabilities	$24,276	$14,465

12. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. The holders of each share of common stock are entitled to one vote per share held and are entitled to receive dividends, if and when declared by the Board, and to share ratably in the Company’s assets available for distribution to stockholders, in the event of liquidation.

In March 2021, the Company entered into a new sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million from time to time through Cowen, acting as agent, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of sale; and as a result, prices may vary. In the year ended December 31, 2022, the Company sold 1,111,111 common shares of common stock under the 2021 ATM Program, with net proceeds of approximately $19.4 million.

In December 2021, the Company issued 3,802,144 shares of common stock and Pre-Funded Warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each Pre-Funded Warrant, with net proceeds of approximately $81.2 million. As of December 31, 2022, 1,142,856 pre-funded warrants were considered issued and outstanding. On January 24, 2023, 86,000 Pre-Funded Warrants were exercised for 85,998 shares of common stock, under a cashless exercise. As of February 24, 2023, the pre-funded warrants considered issued and outstanding were 1,056,856.

In December 2021, in connection with the Incyte License and Collaboration Agreement and Share Purchase Agreement, the Company issued 1,421,523 shares of common stock, with net proceeds of approximately $35.0 million. The Company recorded the equity issuance at a fair value of $24.8 million based on the market price of the stock on the date of issuance.

In December 2022, the Company issued 7,840,909 shares of common stock. The offering price for the securities was $22.00 per share, with gross proceeds of approximately $172.5 million, offset by $10.5 million of issuance cost.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2022
Common stock issuable under pre-funded warrants	1,142,856
Options to purchase common stock	8,924,365
Employee Stock Purchase Plan	1,517,411
Total	11,584,632

13. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remains outstanding and effective. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. As of December 31, 2022, there were 1,349,150 shares available for issuance under the 2015 Plan.

The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2023, the shares available for issuance under the 2015 Plan were increased to 4,073,605.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$6,016	$4,398	$2,400
General and administrative	10,003	8,919	6,657
Total	$16,019	$13,317	$9,057

Stock Options and Restricted Stock Units

As of December 31, 2022, there was $43.0 million of unrecognized compensation cost related to employee and non-employee unvested stock options and restricted stock units (“RSU’s”) granted under the 2007 and 2015 Plans, which is expected to be recognized over a weighted-average remaining service period of 3.0 years. Stock compensation costs have not been capitalized by the Company. As of December 31, 2022, there was $0.3 million of unrecognized compensation cost related to performance-based options, and $42.7 million of unrecognized compensation expense related to service-based options.

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

In 2017, the Company granted 60,000 options with performance conditions (“2017 Performance Awards”), 13,333 of which vested in 2019 and 6,667 which were cancelled as of December 31, 2019. On January 1, 2021, the Company determined that a second performance had not been achieved. As a result of this, the Company cancelled 20,000 options. In the years ended December 31, 2022, 2021 and 2020 the Company recorded approximately $6,000, $25,000, and $9,000, respectively of stock compensation associated with these awards. As of December 31, 2022, no options remain to vest under the 2017 Performance Awards.

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

In the fourth quarter of 2020, one performance milestone, for the 2019 Performance Awards, was achieved. The Company recorded approximately $128,000 and $257,000 of stock compensation related to the achievement of the performance milestone for years ended December 31, 2022, and 2021. All other performance milestones were not achieved, and the associated awards have been cancelled. As of December 31, 2022, no options remain to vest under the 2019 Performance awards.

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement and, as such, the Company recorded approximately $479,000 of stock compensation expense for these awards for the year ended December 31, 2022. As of December 31, 2022, 140,000 stock options outstanding were unvested, and no options had been cancelled.

In October 2021, in connection with the retirement of two employees, the Company entered into severance and consulting agreements. Under these agreements the Company extended the vesting term for an aggregate of 34,728 unvested options, which would not have otherwise vested and extended the exercise period of the vested options post termination of the consulting agreement. The Company accounted for the change as a modification of an equity award under ASC 718. As a result of the modifications, the Company recognized approximately $0.8 million of incremental stock compensation expense in 2021.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of the Company's public stock price. The Company estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The contractual life of the option was used for the estimated life of the non-employee grants. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free interest rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company accounts for forfeitures when they occur. The grant date fair values of options issued to employees and non-employees were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected term (in years)	6.04	6.02	5.97
Volatility rate	77.87%	85.84%	81.59%
Risk-free interest rate	2.52%	0.67%	1.20%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2022	6,921,514	$11.99	6.9	$68,609
Granted	3,020,850	$18.39
Exercised	(1,276,361)	$8.78
Cancelled, forfeited or expired	(684,326)	$17.84
Outstanding—December 31, 2022	7,981,677		7.3	$88,016
Exercisable—December 31, 2022	4,313,997		5.9	$61,851
Options vested, or expected to vest—December 31, 2022	7,981,677		7.3	$88,016

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $12.64, $14.70, and $7.88 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 1.3 million options exercised for the year ended December 31, 2022, resulting in total proceeds of $11.5 million; 842,424 options exercised for the year ended December 31, 2021, resulting in total proceeds of $6.3 million; and 755,166 options exercised for the year ended December 31, 2020, resulting in total proceeds of 6.6 million. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $17.0 million, $10.1 million, and $7.1 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2007 and 2015 Plans.

Restricted Stock Units

RSUs awarded to Board of Directors or employees vest on either i) one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2021	132,333	$20.11
Granted (1)	131,205	$15.79
Vested	(38,750)	$17.61
Unvested—December 31, 2022	224,788	$18.02

(1) RSU’s granted in 2022 and 2021 had a weighted average grant date fair value of $15.79 and $21.19, respectively. The fair values of RSU’s vested in 2022 and 2021 totaled $705,000 and $60,000, respectively.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders and became effective in 2016. The ESPP authorized the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, continuing until the expiration of the ESPP, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (b) 250,000 shares. On January 1, 2023, the shares of common stock reserved for issuance under the ESPP was increased to 1,767,411. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six-month offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. The Company issued 28,999 and 26,878 shares during 2022 and 2021, respectively.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2022, 2021 and 2020 the Company recorded stock-based compensation expense related to the ESPP of $166,000, $175,000, and $203,000 respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2022, 2021 and 2020, the Company made $712,000, $444,000, and $250,000 contributions to the plan, respectively.

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

The First Amendment provided for an aggregate maximum borrowing of up to $80.0 million, consisting of three tranches, including a term loan of up to $20.0 million (the “Initial Advance”). Borrowings under the Amended Loan Agreement were collateralized by substantially all of the Company's and its subsidiaries personal property and other assets, other than its intellectual property.

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

During the years ended December 31, 2022 and 2021, the Company recognized $2.1 million, which included $0.4 million of pre-payment fee, and $1.9 million, respectively, of interest expense related to the Initial Advance pursuant to the Amended Loan Agreement.

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

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2022	2021	2020
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.5%	2.9%	1.8%
General business credit carryovers	1.0%	-5.0%	0.9%
Non-deductible expenses	-0.2%	-0.5%	0.0%
Change in valuation allowance	-24.1%	-19.2%	-23.7%
Return to provision true up	-0.2%	0.0%	0.0%
Other	0.0%	0.8%	0.0%
	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$23,650	$17,642
Research and development credits	8,124	6,113
Capitalized start-up and other costs	45,374	34,898
Capitalized research and development costs	48,917	31,365
Equity based compensation	5,004	6,277
Accruals	1,985	845
Other temporary differences	27	10
Deferred tax assets before valuation allowance	133,081	97,150
Valuation allowances	(133,081)	(97,150)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $35.9 million in 2022 due to the increase in deferred tax assets, primarily driven by the generation of net operating losses and capitalized start-up costs, partially offset by a decrease to other deferred tax assets. The valuation allowance decreased by $4.8 million in 2021 due to the decrease in deferred tax assets, primarily driven by utilization of tax attributes to offset federal and state taxable income, partially offset by an increase to other deferred tax assets.

As of December 31, 2022, the Company had approximately $99.6 million and $42.8 million in federal and state Net Operating Losses (“NOLs”), respectively, which may be available to offset future taxable income. The Company has generated federal NOLs of $77.5 million which have an indefinite carryforward period. The remaining $22.1 million of federal NOLs and the Company’s state NOLs will begin to expire at various dates starting in 2026.

As of December 31, 2022, the Company had federal and state research credits of $5.7 million and $3.2 million, respectively, which began to expire in 2022.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company completed an analysis through December 31, 2020, and determined that on March 30, 2007, August 21, 2015 and May 4, 2020 ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, its ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions did not have a significant impact on the Company's financial results. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to IRC Section 174. As of December 31, 2022, the Company has recorded a deferred tax asset of $48.9 million related to the Capitalized IRC Section 174 expenditures, of which $22.2 million relate to expenses required to be capitalized under the TCJA.

As of December 31, 2022, and 2021, the Company had uncertain tax positions of $0.1 million related to research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2022 and 2021. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2022, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefit--beginning of year	$163	$163	$163
Decreases related to prior period positions	(20)	—	—
Unrecognized tax benefit--end of year	$143	$163	$163

The Company files tax returns in the U.S. and various states. All tax years since inception (October 11, 2005) remain open to examination by major tax jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2022, or 2021.

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,059	$1,997	$1,631
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance costs included in accounts payable and accrued expenses	$131	$134	$43