Form 10-Q
period 2023-03-31
Syndax Pharmaceuticals Inc
filed 2023-05-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 3, 2023, there were 68,821,277 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “would,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” “project” or “continue,” or the negative or plural of these terms or other similar expressions.

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
•
developments relating to our competitors and our industry; and
•
the impact of geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements, whether as a result of new information, future events or otherwise.

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$57,517	$74,356
Short-term investments	374,876	401,446
Short-term deposits	5,812	8,595
Collaboration receivable, net	1,393	3,474
Prepaid expenses and other current assets	1,913	1,915
Total current assets	441,511	489,786
Long-term investments	16,561	5,469
Property and equipment, net	17	20
Right-of-use asset, net	929	1,039
Restricted cash	115	115
Other assets	693	807
Total assets	$459,826	$497,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,057	$4,350
Accrued expenses and other current liabilities	15,205	24,276
Current portion of right-of-use liability	454	434
Current portion of capital lease	5	5
Total current liabilities	23,721	29,065
Long-term liabilities:
Right-of-use liability, less current portion	588	709
Capital lease, less current portion	12	13
Total long-term liabilities	600	722
Total liabilities	24,321	29,787
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 68,495,426 and 68,111,385 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,170,000	1,161,288
Accumulated other comprehensive (loss)	(336)	(806)
Accumulated deficit	(734,166)	(693,040)
Total stockholders’ equity	435,505	467,449
Total liabilities and stockholders’ equity	$459,826	$497,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$34,054	$30,022
General and administrative	11,961	6,836
Total operating expenses	46,015	36,858
Loss from operations	(46,015)	(36,858)
Other income (expense), net:
Interest expense	(40)	(651)
Interest income	5,076	224
Other (expense) income, net	(147)	116
Total other income (expense), net	4,889	(311)
Net loss	$(41,126)	$(37,169)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	470	(685)
Comprehensive loss	$(40,656)	$(37,854)
Net loss attributable to common stockholders	$(41,126)	$(37,169)
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(0.63)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	69,438,890	58,978,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,126)	$(37,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	11
Accretion of investments	(3,967)	(53)
Non-cash operating lease expense	110	110
Non-cash interest expense	—	152
Changes in fair value of derivative liability	—	(187)
Stock-based compensation	6,238	3,478
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,899	(8,431)
Collaboration receivable, net	2,082	(6,260)
Accounts payable	3,707	2,562
Accrued expenses and other liabilities	(9,174)	3,856
Net cash used in operating activities	(39,228)	(41,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(61,585)	(42,266)
Proceeds from sales and maturities of short-term investments	81,500	50,448
Net cash provided by investing activities	19,915	8,182
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	196	92
Proceeds from stock option exercises	2,278	465
Net cash provided by financing activities	2,474	557
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,839)	(33,192)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	74,471	222,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$57,632	$188,888
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$470

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, and the results of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.

Certain prior amounts reported in the accompanying condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Specifically, the change in collaboration receivable presented within the condensed statement of cash flows for the three month period ended March 31, 2022, of $6.3 million was originally reported within the caption prepaid expense and current assets and has been separately presented in the comparative presentation. Such reclassifications did not affect loss from operations, total assets, cash used in operations or net loss.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom. In 2014, the Company established a wholly owned U.S. subsidiary, and in 2021, the Company established a wholly owned subsidiary in the Netherlands. To date, there have been no material activities for these entities. All intercompany balances and transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 28, 2023. Since the date of filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Significant Risks and Uncertainties

We are subject to challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidate; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.

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

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. Also in September 2021, the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte received exclusive commercialization rights outside of the United States, subject to certain royalty payment obligations set forth below. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab with Incyte, subject to the Company’s exercise of its co-promotion option. Incyte will be responsible for leading all aspects of the commercialization of axatilimab in the United States. The Company and Incyte will share equally the profits and losses from co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. All development costs related to the collaboration will be subject to a joint development plan.

Under the terms of the Incyte Agreements, in December 2021, Incyte paid the Company a non-refundable cash payment of $117 million and the Company issued 1,421,523 shares of common stock with an aggregate purchase price of $35 million, or $24.62 per share. Additionally, under the terms of the Incyte Agreements, the Company is eligible to receive up to $220 million in future contingent development and regulatory milestones and up to $230 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States. The Company's right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post - marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

As of March 31, 2023, the Company has recorded $3.5 million as a collaboration receivable due from Incyte related to the Company's development and pre-commercialization costs under the Agreement and has recorded approximately $2.1 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of March 31, 2023. Both expense and cost offset are recorded as part of research and development expense and general and administrative expense.

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

	Three Months Ended March 31,
	2023	2022
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(41,126)	$(37,169)
Net loss attributable to common stockholders—basic and diluted	$(41,126)	$(37,169)
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(0.63)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	69,438,890	58,978,615

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2023	2022
Options to purchase common stock	9,536,312	8,419,541
Employee Stock Purchase Plan	15,331	10,805
Non-vested restricted stock units (RSUs)	392,288	256,583

For additional information related to the Company's common stock see Note 10.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Allergan License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan (“Allergan”), under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction (the “Menin Assets”). Subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the Allergan License Agreement at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. Since the inception of the Allergan License Agreement, the Company achieved certain development and regulatory milestones, resulting in $8.0 million in expense, which includes $2.0 million paid in the first quarter of 2023.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement (the “UCB License Agreement”), as amended from time to time, with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

Bayer Pharma AG (formerly known as Bayer Schering Pharma AG)

In March 2007, the Company entered into a license agreement with Bayer Schering Pharma AG (“Bayer”) for a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. The Company will pay Bayer royalties on a sliding scale based on net sales, if any, and make future milestone payments to Bayer of up to $150.0 million in the event that certain specified development and regulatory goals and sales levels are achieved.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2023
Assets:
Cash and cash equivalents	$57,517	$57,517	$—	$—
Short-term investments	374,876	—	374,876	—
Long-term investments	16,561	—	16,561	—
Total assets	$448,954	$57,517	$391,437	$—
December 31, 2022
Assets:
Cash and cash equivalents	$74,356	$59,496	$14,860	$—
Short-term investments	401,446	—	401,446	—
Long-term investments	5,469	—	5,469	—
Total assets	$481,271	$59,496	$421,775	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended March 31, 2023 and 2022. In addition, there have been no changes in valuation techniques during the periods ended March 31, 2023 and 2022. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long–term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company's short and long-term investments are classified as available-for-sale securities. As of March 31, 2023, the remaining contractual maturities of the available-for-sale securities were 1 to 15 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three months ended March 31, 2023 and 2022. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. The Company has a limited number of available-for-sale securities that are not in significant loss positions as of March 31, 2023, which the Company does not intend to sell, and it has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2023
Commercial paper	$301,633	$—	$(162)	$301,471
US Treasury	39,626	—	(210)	39,416
Federal bonds	50,514	36	—	50,550
	$391,773	$36	$(372)	$391,437
December 31, 2022
Commercial paper	$321,630	$—	$(205)	$321,425
US Treasury	64,759	—	(566)	64,193
Federal bonds	36,192	—	(35)	36,157
	$422,581	$—	$(806)	$421,775

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$405	$692
Interest receivable on investments	679	583
Prepaid subscription	659	446
Other	170	194
Total prepaid expenses and other current assets	$1,913	$1,915

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical study and trial costs	$10,627	$14,375
Accrued compensation and related costs	3,052	5,945
Accrued professional fees	823	1,352
Accrued milestone costs	—	2,000
Other	703	604
Total accrued expenses and other current liabilities	$15,205	$24,276

10. Stock-Based Compensation

In January 2023, the number of shares of common stock available for issuance under the Company's 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 2,724,455 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of March 31, 2023, the total number of shares of common stock available for issuance under the 2015 Plan was 3,968,714. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Company's 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$2,778	$1,353
General and administrative	3,460	2,125
Total	$6,238	$3,478

Compensation expense by type of award in the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022

Stock options	$5,393	$2,924
Restricted Stock Units	781	516
Employee Stock Purchase Plan	64	38
Total	$6,238	$3,478

During the three months ended March 31, 2023, the Company granted 1,942,741 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the three months ended March 31, 2023, was $37.8 million, or $19.48 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

The Company granted to certain employees 140,000 performance-based stock options (“2022 Performance Awards”), in 2022, related to the achievement of certain clinical and regulatory development milestones and market-based conditions. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement and, as such, the Company recorded approximately $129,000 and $83,000 of stock compensation expense for these awards for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 140,000 stock options outstanding were unvested, and no options had been canceled.

During the three months ended March 31, 2023, 276,506 options were exercised for cash proceeds of approximately $2.3 million. During the three months ended March 31, 2022, 28,839 options were exercised for cash proceeds of $465,000.

Restricted stock units

RSUs awarded to Board of Directors or employees vest on either i) the one year anniversary date of the related grant or ii) 25% on each anniversary date of the related grant for 4 years. The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2022	224,788	$18.02
Granted (1)	172,500	$28.55
Vested	(5,000)	$9.47
Unvested—March 31, 2023 (2)	392,288	$22.73

(1) RSUs granted in 2023 and 2022 had a weighted average grant date fair value of $28.55 and $15.79, respectively. The fair values of RSUs vested in the first quarter of 2023 and 2022 totaled $48,000 and $36,000, respectively.

(2) Unvested RSUs as of March 31, 2023, include 317,333 RSUs which were granted to members of the Board of Directors and will not be considered issued and outstanding until the occurrence of a separation from service, death, disability, or a change in control.

As of March 31, 2023, there were $77.8 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which are expected to be recognized over a weighted-average remaining service period of 3.1 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gains on investments	—	—	—	470	—	470
Vesting of RSU	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized loss on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549

In March 2021, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which the Company may, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more At-the-Market ("ATM") equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold, pursuant to the sales agreement, will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the period ended March 31, 2023, the Company sold no additional shares of common stock under the 2021 ATM Program.

In December 2021, the Company issued 3,802,144 shares of common stock and granted pre-funded warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each pre-funded warrant, with net proceeds of approximately $81.2 million. As of March 31, 2023, 1,056,856 pre-funded warrants were considered issued and outstanding. On April 12, 2023, 273,000 pre-funded warrants were exercised for 272,996 shares of common stock, under a cashless exercise. As of May 3, 2023, 783,856 pre-funded warrants were considered issued and outstanding.

In December 2021, in connection with the Incyte License and the Incyte Share Purchase Agreement, the Company issued 1,421,523 shares of common stock, with net proceeds of approximately $35.0 million. The Company recorded the equity issuance at a fair value of $24.8 million based on the market price of the stock on the date of issuance.

In December 2022, the Company issued 7,840,909 shares of common stock in a public offering. The offering price for the securities was $22.00 per share, with net proceeds of approximately $162.0 million.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

March 31, 2023
Common stock issuable under pre-funded warrants	1,056,856
Options to purchase common stock	13,897,314
Employee Stock Purchase Plan	1,750,874

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 28, 2023.

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib (SNDX-5613), and axatilimab (SNDX-6352). We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and nucleophosmin 1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1, or CSF-1 receptor, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2023 and 2022, we reported a net loss of $41.1 million and $37.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $734.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of March 31, 2023, we had cash, cash equivalents and short and long-term investments of $449.0 million.

Clinical Developments

Revumenib

•
The pivotal Phase 2 portion of AUGMENT-101 is enrolling relapsed/refractory (R/R) patients across distinct trial populations: patients with KMT2Ar AML, patients with KMT2Ar ALL and patients with mNPM1 AML. We plan to pool data from the AUGMENT-101 cohorts enrolling adult and pediatric patients with R/R KMT2Ar AML and R/R KMT2Ar ALL to file a single New Drug Application (NDA) for the treatment of adult and pediatric KMT2Ar acute leukemia. We expect to share topline data from the KMT2Ar pooled analysis in the third quarter of 2023 and submit an NDA filing by the end of 2023. We also expect to complete enrollment of the NPM1 AML cohort in the second half of 2023.
•
We have obtained U.S. Food and Drug Administration (FDA) agreement on a recommended Phase 2 dose (RP2D) of 276 mg of revumenib every 12 hours for patients not receiving a strong CYP3A4 inhibitor.
•
We have several Phase 1 trials of revumenib ongoing that will provide data across the treatment landscape in acute leukemia. These include the following:
o
BEAT-AML: A combination trial of revumenib with venetoclax and azacitidine in front-line AML patients being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® master clinical trial. We expect to report initial safety data from the trial by year-end 2023.
o
AUGMENT-102: A combination trial of revumenib with chemotherapy in adult and pediatric patients with R/R mNPM1 or KMT2Ar acute leukemia. We expect to report initial safety data along with an RP2D from the trial by year-end 2023.
o
INTERCEPT: A trial to test the use of revumenib monotherapy as maintenance therapy in AML patients who are minimal residual disease-positive following initial treatment, being conducted by the Australasian Leukaemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial. The trial continues to enroll patients.
•
A proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer is enrolling patients and we expect to have preliminary data by year-end 2023.

Axatilimab

•
We and our partner, Incyte, remain on track to report topline data from the pivotal AGAVE-201 trial evaluating axatilimab in patients with cGVHD following two or more prior lines of therapy in mid-2023, with a Biologics License Application (BLA)

filing expected by year-end 2023.

•
We plan to present axatilimab data demonstrating encouraging clinical activity in cGVHD-related bronchiolitis obliterans syndrome at the upcoming 2023 American Thoracic Society (ATS) Conference on May 19-24 in Washington, D.C. The abstract is now available on the ATS website.

•
We and Incyte expect to initiate a Phase 1 trial assessing axatilimab in combination with ruxolitinib in cGVHD in the second half of 2023.
•
We expect to initiate a randomized, double-blind and placebo-controlled Phase 2 trial to assess the efficacy, safety and tolerability of axatilimab in patients with IPF in the second half of 2023.

Corporate Updates

•
In March 2023, we announced the appointment of Neil Gallagher, M.D., Ph.D., as President, Head of Research and Development. Dr. Gallagher brings to Syndax over 20 years of experience as a leading oncology drug developer.
•
We announced the appointment of Kevin McManus as Chief People Officer. Mr. McManus brings to Syndax over 30 years of experience in human resources and an extensive track record in leadership roles growing organizations and attracting great talent.

Significant Risks and Uncertainties

The global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the COVID-19 public health crisis and the ongoing war between Russia and Ukraine has had, and may in the future have, a material adverse effect on our business, financial condition, results of operations and growth prospects. The current high inflation rates may also materially affect our business and operating results by increasing the cost of our clinical trial materials and supplies, driving the Federal Reserve to increase interest rates and increasing our overhead costs. Rising interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, ongoing high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

Additionally, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidate; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. We generated no revenue during the three months ended March 31, 2023 and 2022.

In September 2021, the Company entered into the Incyte Agreements covering the worldwide development and commercialization of axatilimab. We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. In 2021, we received $152.0 million in total consideration, of which $126.6 million was allocated to the license and recognized as license revenue as of December 31, 2021. For the three months ended March 31, 2023, no additional revenue has been recognized under the Incyte Agreements.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the one or more of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Expense

Interest expense consists primarily of interest expense on our operational and capital leases.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short and long-term investment balances.

Other Income (Expense), net

Other income (expense), net includes income (expense) consisting of foreign currency gains (losses) on short and long-term investment balances.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements please read Note 3 Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this report.

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

There have been no material changes to our critical accounting estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
	(In thousands)
Operating expenses:
Research and development	$34,054	$30,022	$4,032	13%
General and administrative	11,961	6,836	5,125	75%
Total operating expenses	46,015	36,858	9,157	25%
Loss from operations	(46,015)	(36,858)	9,157	-25%
Other income (expense), net:
Interest expense	(40)	(651)	611	-94%
Interest income	5,076	224	4,852	2166%
Other (expense) income, net	(147)	116	(263)	-227%
Total other income (expense), net	4,889	(311)	5,200	-1672%
Net loss	$(41,126)	$(37,169)	$3,957	-11%

Research and Development

For the three months ended March 31, 2023, our total research and development expenses increased approximately $4.0 million, or approximately 13%, to $34.1 million from $30.0 million for the comparable quarter in the prior year. The increase in research and development expenses was primarily due to increased employee related expenses of $4.9 million, professional fees of $0.5 million and other expenses of $0.2 million, partially offset by decreased clinical and manufacturing expenses of $1.6 million. Increased employee related activities were primarily due to increased headcount expense of $3.5 million and increased stock compensation of $1.4 million. Decreased clinical and manufacturing expenses were primarily due to decreased license fees of $7.8 million and, decreased axatilimab manufacturing activities of $2.8 million, partially offset by increased revumenib manufacturing activities of $3.7 million, increased axatilimab clinical activities of $3.0 million and increased revumenib clinical activities $2.3 million. We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
	(In thousands)
External research and development expenses	$22,791	$23,757	$(966)	-4%
Internal research and development expenses	11,263	6,265	4,998	80%
Total research and development expenses	$34,054	$30,022	$4,032	13%

General and Administrative

For the three months ended March 31, 2023, our total general and administrative expenses increased approximately $5.1 million, or approximately 75%, to $12.0 million from $6.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $3.4 million, professional fees of $1.2 million and other expenses of $0.5 million.

Interest Income and Interest Expense

For the three months ended March 31, 2023, interest income increased $4.9 million to $5.1 million from $0.2 million for the comparable period in the prior year primarily due to increased interest rates and an increased average balance on cash equivalents and short and long-term investments.

For the three months ended March 31, 2023, interest expense decreased $0.6 million to $0.04 million from $0.7 million for the comparable period in the prior year primarily due to the interest expense related to the Amended Loan Agreement, which was terminated in September 2022.

Other Income (Expense), net

For the three months ended March 31, 2022, other (expense) income, net decreased from the comparable period in the prior year primarily due to a change in fair value of the derivative liability recorded in connection with the Incyte Agreements.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash, cash equivalents and short and long-term investments totaling $449.0 million. Our operations to-date have been primarily financed by net proceeds from public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short and long-term investments as of March 31, 2023, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen, under which, from time to time, we may issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more ATM equity offerings (the “2021 ATM Program”). Cowen is not required to sell any specific share amounts but acts as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. Shares sold pursuant to the sales agreement will be sold pursuant to a shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale; and as a result, prices may vary. For the three months ended March 31, 2023, we did not sell any shares of common stock under the 2021 ATM Program. As of May 3, 2023, the Company had $49.7 million available under the 2021 ATM Program.

Future Funding Requirements

We believe that our available cash, cash equivalents and short and long-term investments are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our material contractual obligations and commitments as of March 31, 2023, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of March 31, 2023, we have $0.6 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of March 31, 2023, we had an accumulated deficit of $734.2 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(39,228)	$(41,931)
Net cash provided by investing activities	19,915	8,182
Net cash provided by financing activities	2,474	557
Net decrease in cash, cash equivalents and restricted cash	$(16,839)	$(33,192)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $39.2 million and consisted of our net loss of $41.1 million adjusted for non-cash items, including stock-based compensation of $6.2 million, an investment accretion of $4.0 million, a net decrease in operating assets and liabilities of $0.5 million, and operating lease and depreciation expenses of $0.1 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net decrease in operating assets and liabilities primarily consisted of accounts payable of $3.7 million, increased prepayments and deposits of $2.9 million, increased other receivables of $2.1 million, partially offset by decreased accrued expenses and other liabilities of $9.2 million.

Net cash used in operating activities for the three months ended March 31, 2022, was $41.9 million and consisted of our net loss of $37.2 million adjusted for non-cash items, including a net increase in operating assets and liabilities of $8.3 million, stock-based compensation of $3.5 million, a non-cash interest expense associated with the term loan of $0.2 million, a decrease of the derivative liability associated with the Incyte Agreements of $0.2 million and an investment amortization of $0.1 million. The increase in net loss was primarily due to the increase in our clinical trial activities manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of increased prepayments and deposits of $8.4 million, increased other receivables of 6.3 million, offset by the increased accounts payable of $2.6 million, and increased accrued expenses and other liabilities of $3.9 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023, was $19.9 million and was due to the purchase of $61.6 million of available-for-sale securities partially offset by the $81.5 million of proceeds from the maturities of available-for-sale securities.

Net cash provided by investing activities for the three months ended March 31, 2022, was $8.2 million and was due to the purchase of $42.3 million of available-for-sale securities partially offset by the $50.5 million of proceeds from the maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $2.5 million and was due to proceeds from the exercise of stock options of $2.3 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2022, was $0.6 million and was due to proceeds from the exercise of stock options of $0.5 million and employee participation in our Employee Stock Purchase Plan of $0.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023 ,we had cash and cash equivalents of $57.5 million, consisting of overnight investments, interest-bearing money market funds, commercial paper, and short term investments of $374.9 million, consisting of commercial paper, treasury and federal bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2023, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

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

Research suggests that certain acute leukemias, such as lysine methyltransferase 2A rearranged, or KMT2Ar, acute myeloid or lymphoid leukemia (AML or ALL) and nucleophosmin 1, or NPM1, mutant AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of KMT2A protein. In NPM1 mutant AML the interaction with menin occurs via the wild type KMT2A protein, and in KMT2Ar acute leukemia, the interaction occurs via a mutant form of KMT2A, a fusion protein known as KMT2Ar. KMT2Ar results from a rare, spontaneous fusion between the N-terminus of the KMT2A gene and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-KMT2Ar interaction, such as revumenib, which bind to, and block the interaction of menin with either KMT2A rearranged or wildtype, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring KMT2A fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with KMT2Ar and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult R/R patients with KMT2Ar ALL, KMT2Ar AML, and NPM1 mutant AML. While we believe that we have established sufficient efficacy to warrant continued development in these indications, we have not yet sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in November 2022, we announced interim data from our Phase 1/2 clinical trial of revumenib. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve one or more of our product candidates for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a risk evaluation and mitigation strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of one or more of our product candidates and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of one or more of our product candidates, all of which could limit our ability to successfully commercialize our product candidates. Moreover, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to manufacture or distribute preclinical, clinical or commercial quantities of drug substance or drug product, including our existing product candidates. While we expect to continue to depend on third-party manufacturers and Incyte for the foreseeable future, we do not have direct control over the ability of these parties to maintain adequate manufacturing capacity and capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In addition, public health crises, may impact the ability of our existing or future manufacturers to perform their obligations to us.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks, our confidential information or the confidential information of third parties that is in our possession. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, we currently offer a hybrid-work environment, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices further increases the risk of data security incidents.

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

For the quarter ended March 31, 2023, we reported a net loss attributable to stockholders of $41.1 million. As of March 31, 2023, we had an accumulated deficit of $734.2 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Most recently, the IRA included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025. The impact of changes under the Tax Act, the CARES Act, the IRA, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

The portfolio that we licensed from UCB includes granted patents and applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any further patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab, methods of using axatilimab, or formulations of axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that additional patents, if any, granted based on the currently pending applications would expire in 2036. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are granted.

The portfolio that we licensed from Vitae Pharmaceuticals, which is now a subsidiary of AbbVie Inc., or AbbVie, includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are granted.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell axatilimab. Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. If we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell revumenib. Subject to the achievement of certain milestone events, we may be required to pay Vitae, which is now a subsidiary of AbbVie, up to $99.0 million in one-time development and regulatory milestone payments over the term of the AbbVie license agreement. In the event that we or any of our affiliates or sublicensees commercializes revumenib, we will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs (wages). Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, in December 2022, we sold a total of 7,840,909 shares of our common stock in a public offering. Additionally, in April 2022, we sold 1,111,111 common shares under the 2021 ATM Program, with net proceeds of approximately $19.4 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to sales under the 2021 ATM Program will result, in dilution to our stockholders.

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

As of March 31, 2023, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.4% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

10.1

Employment Agreement, dated March 30, 2023, by and between the Company and Neil Gallagher, M.D., Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 30, 2023).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2023 Inducement Plan.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: May 8, 2023

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)