Form 10-Q
period 2023-06-30
Syndax Pharmaceuticals Inc
filed 2023-08-03
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 27, 2023, there were 69,484,053 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$97,275	$74,356
Short-term investments	301,526	401,446
Short-term deposits	7,223	8,595
Collaboration receivable, net	—	3,474
Prepaid expenses and other current assets	3,056	1,915
Total current assets	409,080	489,786
Long-term investments	19,483	5,469
Property and equipment, net	13	20
Right-of-use asset, net	1,968	1,039
Restricted cash	217	115
Other assets	579	807
Total assets	$431,340	$497,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,978	$4,350
Accrued expenses and other current liabilities	17,729	24,276
Collaboration payable, net	493	—
Current portion of right-of-use liability	957	434
Current portion of capital lease	11	5
Total current liabilities	30,168	29,065
Long-term liabilities:
Right-of-use liability, less current portion	1,115	709
Capital lease, less current portion	16	13
Total long-term liabilities	1,131	722
Total liabilities	31,299	29,787
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 69,431,198 and 68,111,385 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,179,389	1,161,288
Accumulated other comprehensive loss	(574)	(806)
Accumulated deficit	(778,781)	(693,040)
Total stockholders’ equity	400,041	467,449
Total liabilities and stockholders’ equity	$431,340	$497,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$34,764	$29,734	$68,819	$59,756
General and administrative	14,914	7,990	26,875	14,827
Total operating expenses	49,678	37,724	95,694	74,583
Loss from operations	(49,678)	(37,724)	(95,694)	(74,583)
Other income (expense), net:
Interest expense	(35)	(695)	(75)	(1,346)
Interest income	5,191	878	10,268	1,103
Other income (expense), net	(93)	(31)	(240)	85
Total other income (expense), net	5,063	152	9,953	(158)
Net loss	$(44,615)	$(37,572)	$(85,741)	$(74,741)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(238)	(695)	232	(1,380)
Comprehensive loss	$(44,853)	$(38,267)	$(85,509)	$(76,121)
Net loss attributable to common stockholders	$(44,615)	$(37,572)	$(85,741)	$(74,741)
Net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(0.62)	$(1.23)	$(1.25)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	69,638,427	60,156,653	69,539,209	59,570,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,741)	$(74,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	22
Accretion of investments	(7,685)	(320)
Non-cash operating lease expense	259	209
Non-cash interest expense	—	311
Changes in fair value of derivative liability	—	(187)
Stock-based compensation	14,303	7,416
Changes in operating assets and liabilities:
Prepaid expenses and other assets	459	(4,930)
Collaboration receivable (payable), net	3,967	(13,102)
Accounts payable	6,629	769
Accrued expenses and other liabilities	(6,796)	2,316
Net cash used in operating activities	(74,599)	(82,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(142,593)	(164,632)
Proceeds from sales and maturities of short-term investments	236,415	122,866
Net cash provided by (used in) investing activities	93,822	(41,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	374	150
Proceeds from stock option exercises	3,424	2,700
Proceeds from issuance of common stock in at-the-market stock offering, net	—	19,427
Net cash provided by financing activities	3,798	22,277
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,021	(101,726)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	74,471	222,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$97,492	$120,354
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$960

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, and the results of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.

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

Under the terms of the Incyte Agreements, in December 2021, Incyte paid the Company a non-refundable cash payment of $117.0 million and the Company issued 1,421,523 shares of common stock with an aggregate purchase price of $35.0 million, or $24.62 per share. Additionally, under the terms of the Incyte Agreements, the Company is eligible to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States. The Company's right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post - marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

As of June 30, 2023, the Company has recorded $4.1 million as a collaboration receivable due from Incyte related to the Company's development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $4.6 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of June 30, 2023. Both expense and cost offset are recorded as part of research and development expense and general and administrative expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(44,615)	$(37,572)	$(85,741)	$(74,741)
Net loss attributable to common stockholders—basic and diluted	$(44,615)	$(37,572)	$(85,741)	$(74,741)
Net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(0.62)	$(1.23)	$(1.25)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	69,638,427	60,156,653	69,539,209	59,570,888

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2023	2022
Options to purchase common stock	10,429,475	8,046,741
Employee Stock Purchase Plan	15,331	10,805
Non-vested restricted stock units (RSUs)	526,736	259,788

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2023
Assets:
Cash and cash equivalents	$97,275	$97,275	$—	$—
Short-term investments	301,526	—	301,526	—
Long-term investments	19,483	—	19,483	—
Total assets	$418,284	$97,275	$321,009	$—
December 31, 2022
Assets:
Cash and cash equivalents	$74,356	$59,496	$14,860	$—
Short-term investments	401,446	—	401,446	—
Long-term investments	5,469	—	5,469	—
Total assets	$481,271	$59,496	$421,775	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended June 30, 2023 and 2022. In addition, there have been no changes in valuation techniques during the periods ended June 30, 2023 and 2022. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long–term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company's short and long-term investments are classified as available-for-sale securities. As of June 30, 2023, the remaining contractual maturities of the available-for-sale securities were 1 to 15 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and six months ended June 30, 2023 and 2022. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. The Company has a limited number of available-for-sale securities that are not in significant loss positions as of June 30, 2023, which the Company does not intend to sell, and it has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2023
Commercial paper	$230,918	$—	$(249)	$230,669
Corporate bonds	7,859	—	$(21)	7,838
US Treasury	25,060	—	(75)	24,985
Federal bonds	57,746	—	(229)	57,517
	$321,583	$—	$(574)	$321,009
December 31, 2022
Commercial paper	$321,630	$—	$(205)	$321,425
US Treasury	64,759	—	(566)	64,193
Federal bonds	36,192	—	(35)	36,157
	$422,581	$—	$(806)	$421,775

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,459	$692
Interest receivable on investments	534	583
Prepaid subscription	784	446
Other	279	194
Total prepaid expenses and other current assets	$3,056	$1,915

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical study and trial costs	$10,633	$14,375
Accrued compensation and related costs	5,626	5,945
Accrued professional fees	936	1,352
Accrued milestone costs	—	2,000
Other	534	604
Total accrued expenses and other current liabilities	$17,729	$24,276

10. Stock-Based Compensation

In January 2023, the number of shares of common stock available for issuance under the Company's 2015 Omnibus Incentive Plan (“2015 Plan”) was increased by 2,724,455 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of June 30, 2023, the total number of shares of common stock available for issuance under the 2015 Plan was 2,776,464. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Company's 2015 Employee Stock Purchase Plan (“ESPP”) in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$3,698	$1,358	$6,476	$2,710
General and administrative	4,367	2,580	7,827	4,706
Total	$8,065	$3,938	$14,303	$7,416

Compensation expense by type of award in the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock options	$7,019	$3,188	$12,411	$6,113
Restricted Stock Units	978	722	1,760	1,238
Employee Stock Purchase Plan	68	28	132	65
Total	$8,065	$3,938	$14,303	$7,416

During the six months ended June 30, 2023, the Company granted 2,998,941 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the six months ended June 30, 2023, was $52.4 million, or $17.47 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

In February 2022, the Company granted to certain employees 140,000 performance-based stock options (“2022 Performance Awards”) related to the achievement of certain clinical and regulatory development milestones and market-based conditions. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the first quarter of 2022, management estimated one of the milestones for the 2022 Performance Awards was probable of achievement and, as such, the Company recorded approximately $258,000 and $214,000 of stock compensation expense for these awards for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 140,000 stock options outstanding were unvested, and no options had been canceled.

During the six months ended June 30, 2023, 439,543 options were exercised for cash proceeds of approximately $3.4 million. During the six months ended June 30, 2022, 286,572 options were exercised for cash proceeds of $2.7 million.

Restricted stock units

RSUs awarded to members of the Company's board of directors or employees vest on either (i) the one year anniversary date of the related grant or (ii) 25% on each anniversary date of the related grant for 4 years. The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2022	224,788	$18.02
Granted (1)	308,550	$24.94
Vested	(6,602)	$11.30
Unvested—June 30, 2023 (2)	526,736	$22.14

(1) RSUs granted in 2023 and 2022 had a weighted average grant date fair value of $24.94 and $15.79, respectively. The fair values of RSUs vested in 2023 and 2022 totaled $75,000 and $36,000, respectively.

(2) Unvested RSUs as of June 30, 2023, include 317,333 RSUs which were granted to members of the Company's board of directors and will not be considered issued and outstanding until the occurrence of a separation from service, death, disability, or a change in control.

As of June 30, 2023, there were $87.1 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 and 2007 Plans, which are expected to be recognized over a weighted-average remaining service period of 3.1 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gains on investments	—	—	—	470	—	470
Vesting of RSU	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized gains on investments	—	—	—	(238)	—	(238)
Vesting of RSU	1,602	—	—	—	—	—
Employee withholdings ESPP	—	—	179	—	—	179
Prefunded warrants, exercise	771,133	—	(1)	—	—	(1)
Proceeds from exercise of stock options	163,037	—	1,146	—	—	1,146
Net loss	—	—	—	—	(44,615)	(44,615)
Balance as of June 30, 2023	69,431,198	$7	$1,179,389	$(574)	$(778,781)	$400,041

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized loss on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549
Proceeds from ATM sales	1,111,111	—	19,427	—	—	19,427
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized loss on short-term investments	—	—	—	(695)	—	(695)
Employee withholdings ESPP	—	—	58	—	—	58
Proceeds from exercise of stock options	257,733	—	2,235	—	—	2,235
Net loss	—	—	—	—	(37,572)	(37,572)
Balance as of June 30, 2022	56,399,734	$6	$981,712	$(1,335)	$(618,443)	$361,940

In March 2021, the Company entered into a sales agreement with Cowen and Company, LLC (“TD Cowen”) under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more At-the-Market (“ATM”) equity offerings (the “2021 ATM Program”). On May 26, 2023, the Company terminated the 2021 ATM Program. Prior to termination the Company sold shares for aggregate proceeds of approximately $25.0 million.

In May 2023, the Company entered into a new sales agreement with TD Cowen under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings (the “2023 ATM Program”). TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No.

333-254661), which became automatically effective upon the filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the period ended June 30, 2023, the Company sold no shares of common stock under the 2023 ATM Program.

In December 2021, the Company issued 3,802,144 shares of common stock and granted pre-funded warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each pre-funded warrant, with net proceeds of approximately $81.2 million. On April 12, 2023, 273,000 pre-funded warrants were exercised for 272,996 shares of common stock, under a cashless exercise. On May 9, 2023, 498,142 pre-funded warrants were exercised for 498,137 shares of common stock, under a cashless exercise. As of June 30, 2023, 285,714 pre-funded warrants were outstanding.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

June 30, 2023
Common stock issuable under pre-funded warrants	285,714
Options to purchase common stock	13,732,675
Employee Stock Purchase Plan	1,750,874

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2023.

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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2023 and 2022, we reported a net loss of $85.7 million and $74.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $778.8 million. As of June 30, 2023, we had cash, cash equivalents and short and long-term investments of $418.3 million.

Clinical Developments

Revumenib

•
The pivotal Phase 2 portion of AUGMENT-101 is enrolling relapsed/refractory (R/R) patients across distinct trial populations: patients with mNPM1 AML, patients with KMT2Ar AML, and patients with KMT2Ar ALL. We expect to share topline data from a pooled analysis of the KMT2Ar cohorts in the third quarter of 2023 and submit a NDA filing by the end of 2023. We also expect to complete enrollment of the mNPM1 AML cohort by year-end 2023.
•
We have several trials of revumenib ongoing across the treatment landscape in mNPM1 and KMT2Ar acute leukemias that include the following:
o
BEAT-AML: Evaluating the combination of revumenib with VENCLEXTA® and azacitidine in front-line AML patients, being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. We expect to receive initial safety data at a potential recommended Phase 2 dose (RP2D) by year-end 2023.
o
SAVE: Evaluating the combination of revumenib with VENCLEXTA® and INQOVI® in R/R AML or mixed phenotype acute leukemias being conducted by investigators from the MD Anderson Cancer Center.
o
AUGMENT-102: Evaluating the combination of revumenib with chemotherapy in patients with R/R acute leukemias. We expect to provide an update on initial safety data along with the RP2D from the trial by year-end 2023.
o
INTERCEPT: Evaluating revumenib as a monotherapy in patients with AML who are minimal residual disease-positive following initial treatment as part of the INTERCEPT AML Master Clinical Trial.
•
We plan to initiate a trial of revumenib with 7+3 cytarabine and daunorubicin chemotherapy followed by maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias by year-end 2023.
•
A proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer is enrolling patients, and we expect to provide an update on the Phase 1 trial by year-end 2023.

Axatilimab

•
In July 2023, we and our partner, Incyte, announced positive topline data from the pivotal Phase 2 AGAVE-201 trial of axatilimab, our anti-CSF-1R antibody, in patients with cGVHD following two or more prior lines of therapy. All three dose cohorts, 0.3 mg/kg every two weeks, 1.0 mg/kg every two weeks and 3.0 mg/kg every four weeks, met the primary endpoint by demonstrating overall response rate within the first six months of treatment of 74%, 67% and 50%, respectively (95% Confidence Interval [CI]: [63,83], [55,77] and [39,61], respectively). Responses were durable and accompanied by a reduction in symptom burden in a notably advanced and heavily pretreated patient population. Furthermore, axatilimab was generally well tolerated and the most common adverse events were consistent with on target effects and prior trials. Along with Incyte, we expect to submit a BLA filing by year-end 2023, pending agreement from regulatory authorities.
•
Along with Incyte, we expect to initiate a trial assessing axatilimab in combination with Jakafi® in cGVHD by year-end 2023.
•
We expect to initiate a randomized, double-blind and placebo-controlled Phase 2 trial that assesses the efficacy, safety and tolerability of axatilimab in patients with IPF by year-end 2023.

Significant Risks and Uncertainties

The current high inflation rates may materially affect our business and operating results by increasing the cost of our clinical trial materials and supplies, driving the Federal Reserve to increase interest rates and increasing our overhead costs. Rising interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, ongoing high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. We generated no revenue during the three and six months ended June 30, 2023 and 2022.

In September 2021, we entered into the Incyte Agreements covering the worldwide development and commercialization of axatilimab. We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. For the three and six months ended June 30, 2023, no revenue has been recognized under the Incyte Agreements.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development and anticipated commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the one or more of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(In thousands)
Operating expenses:
Research and development	$34,764	$29,734	$5,030	17%
General and administrative	14,914	7,990	6,924	87%
Total operating expenses	49,678	37,724	11,954	32%
Loss from operations	(49,678)	(37,724)	11,954	-32%
Other income (expense), net:
Interest expense	(35)	(695)	660	-95%
Interest income	5,191	878	4,313	491%
Other income (expense), net	(93)	(31)	(62)	200%
Total other income (expense), net	5,063	152	4,911	3231%
Net loss	$(44,615)	$(37,572)	$7,043	-19%

Research and Development

For the three months ended June 30, 2023, our total research and development expenses increased $5.0 million, or 17%, to $34.8 million from $29.7 million for the comparable period in the prior year. The increase in research and development expenses was primarily due to increased employee related expenses of $7.1 million, professional fees of $1.5 million and other expenses of $0.3 million, partially offset by decreased clinical and manufacturing expenses of $3.9 million. Increased employee related activities were primarily due to increased headcount expense of $4.7 million and increased stock compensation of $2.4 million. Decreased clinical and manufacturing expenses were primarily due to decreased axatilimab manufacturing activities of $6.0 million and decreased revumenib manufacturing activities of $4.8 million, partially offset by increased revumenib clinical activities of $3.7 million and increased collaboration costs of $3.2 million. We expect research and development expenses to continue to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(In thousands)
External research and development expenses	$21,314	$23,688	$(2,374)	-10%
Internal research and development expenses	13,450	6,046	7,404	122%
Total research and development expenses	$34,764	$29,734	$5,030	17%

General and Administrative

For the three months ended June 30, 2023, our total general and administrative expenses increased $6.9 million, or 87%, to $14.9 million from $8.0 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $4.2 million, increased professional fees of $1.5 million and other expenses of $1.2 million.

Interest Income and Interest Expense

For the three months ended June 30, 2023, interest income increased $4.3 million to $5.2 million from $0.9 million for the comparable period in the prior year primarily due to increased interest rates and an increased average balance on cash equivalents and short and long-term investments.

For the three months ended June 30, 2023, interest expense decreased $0.7 million to $35 thousand from $0.7 million for the comparable period in the prior year primarily due to the interest expense related to the amended loan agreement, by and between the Company and Hercules Capital, Inc., which was terminated in September 2022.

Other Income (Expense), net

For the three months ended June 30, 2023, other income (expense), net decreased from the comparable period in the prior year primarily due to an increase in foreign currency losses on short and long-term investments.

Comparison of the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(In thousands)
Operating expenses:
Research and development	$68,819	$59,756	$9,063	15%
General and administrative	26,875	14,827	12,048	81%
Total operating expenses	95,694	74,583	21,111	28%
Loss from operations	(95,694)	(74,583)	21,111	-28%
Other income (expense), net:
Interest expense	(75)	(1,346)	1,271	-94%
Interest income	10,268	1,103	9,165	831%
Other (expense) income, net	(240)	85	(325)	-382%
Total other income (expense), net	9,953	(158)	10,111	-6399%
Net loss	$(85,741)	$(74,741)	$11,000	-15%

Research and Development

For the six months ended June 30, 2023, our total research and development expenses increased $9.1 million, or 15%, to $68.8 million from $59.8 million for the comparable period in the prior year. The increase in research and development expenses was primarily due to increased employee related expenses of $12.1 million, professional fees of $2.0 million and other expenses of $0.3 million, partially offset by decreased clinical and manufacturing expenses of $5.3 million. Increased employee related activities were primarily due to increased headcount expense of $8.2 million and increased stock compensation of $3.8 million. Decreased clinical and manufacturing expenses were primarily due to decreased axatilimab manufacturing activities of $11.7 million, decreased license fees of $7.8 million and decreased revumenib manufacturing activities of $0.8 million, partially offset by increased collaboration cost reimbursement of $7.9 million and increased revumenib clinical activities of $7.1 million. We expect research and development expenses to continue to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(In thousands)
External research and development expenses	$24,714	$47,445	$(22,731)	-48%
Internal research and development expenses	44,105	12,311	31,794	258%
Total research and development expenses	$68,819	$59,756	$9,063	15%

General and Administrative

For the six months ended June 30, 2023, our total general and administrative expenses increased $12.1 million, or 81%, to $26.9 million from $14.8 million for the comparable period in the prior year. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $7.6 million, professional fees of $2.7 million and other expenses of $1.8 million.

Interest Income and Interest Expense

For the six months ended June 30, 2023, interest income increased $9.2 million to $10.3 million from $1.1 million for the comparable period in the prior year primarily due to increased interest rates and an increased average balance on cash equivalents and short and long-term investments.

For the six months ended June 30, 2023, interest expense decreased $1.3 million to $0.1 million from $1.4 million for the comparable period in the prior year primarily due to the interest expense related to the amended loan agreement, by and between the Company and Hercules Capital, Inc., which was terminated in September 2022.

Other Income (Expense), net

For the six months ended June 30, 2023, other income (expense), net decreased from the comparable period in the prior year primarily due to an increase in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash, cash equivalents and short and long-term investments totaling $418.3 million. Our operations to-date have been primarily financed by net proceeds from public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short and long-term investments as of June 30, 2023, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC (“TD Cowen”) under which we could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more At-the-Market (“ATM”) equity offerings (the “2021 ATM Program”). On May 26, 2023, we terminated the 2021 ATM Program. Prior to termination, we sold shares for aggregate proceeds of approximately $25.0 million.

In May 2023, we entered into a new sales agreement with TD Cowen under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings (the “2023 ATM Program”). TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold to the shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon the filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three months ended June 30, 2023, we did not sell any shares of common stock under the 2023 ATM Program. As of July 27, 2023, the Company had $200.0 million available under the 2023 ATM Program.

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

Our material contractual obligations and commitments as of June 30, 2023, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of June 30, 2023, we have $1.2 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of June 30, 2023, we had an accumulated deficit of $778.8 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(74,599)	$(82,237)
Net cash provided by (used in) investing activities	93,822	(41,766)
Net cash provided by financing activities	3,798	22,277
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,021	$(101,726)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was $74.6 million and consisted of our net loss of $85.7 million adjusted for non-cash items, including stock-based compensation of $14.3 million, an investment accretion of $7.7 million, a net increase in operating assets and liabilities of $4.3 million and an increase in operating lease and depreciation expenses of $0.2 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of accounts payable of $6.6 million, increased other payables of $4.0 million and increased prepaids and deposits of $0.5 million, partially offset by decreased accrued expenses and other liabilities of $6.8 million.

Net cash used in operating activities for the six months ended June 30, 2022, was $82.2 million and consisted of our net loss of $74.7 million adjusted for non-cash items, including stock-based compensation of $7.4 million, a net decrease in operating assets and liabilities of $14.9 million, an investment accretion of $0.3 million, a non-cash interest expense associated with the term loan of $0.3 million and a non-cash operating lease expense of $0.2 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of increased other receivables of $13.1 million, increased prepayments and deposits of $4.9 million, increased accrued expenses and liabilities of $2.3 million and increased accounts payable of $0.8 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023, was $93.8 million and was due to $236.4 million of proceeds from the maturities of available-for-sale securities, offset by the purchase of $142.6 million of available for sale securities.

Net cash used in investing activities for the six months ended June 30, 2022, was $41.8 million and was primarily due to the purchase of $164.6 million of available-for-sale securities partially offset by the $122.8 million of proceeds from the maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $3.8 million and was due to proceeds from the exercise of stock options of $3.4 million and employee participation in our Employee Stock Purchase Plan of $0.4 million.

Net cash provided by financing activities for the six months ended June 30, 2022, was $22.3 million and was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $19.4 million, proceeds from the exercise of stock of $2.7 million and employee participation in our Employee Stock Purchase Plan of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash and cash equivalents of $97.3 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short-term investments of $301.5 million, consisting of commercial paper, treasury and federal bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2023, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. In 2018, we commenced a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who had failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. In July 2023, we announced that AGAVE-201 met its primary endpoint across all cohorts and that, along with Incyte, we intend to file a BLA by year-end 2023. While we believe that we have established sufficient efficacy to warrant a BLA filing and continued development in this indication, we may not yet have sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with current Good Manufacturing Practices, or cGMP, current Good Laboratory Practices and current Good Clinical Practices, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our product candidates and it is possible that we will never obtain regulatory approval for our existing product candidates or any future product candidates.

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

Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry are evolving, creating uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, based platforms are increasingly being used in the biopharmaceutical industry. The use of AI platforms by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

For the quarter ended June 30, 2023, we reported a net loss attributable to stockholders of $44.6 million. As of June 30, 2023, we had an accumulated deficit of $778.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business and financial condition.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war exacerbated volatility in the global capital markets and continues to disrupt the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs (wages). Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, in December 2022, we sold a total of 7,840,909 shares of our common stock in a public offering. The issuance of these shares of our common stock resulted, and any future issuance pursuant to sales under the 2023 ATM Program will result, in dilution to our stockholders.

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

As of June 30, 2023, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.5% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 5. Other Information

Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
William Meury Director	Adoption	5/3/2023	X		83,000	⸺	4/26/2024

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on May 18, 2023).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: August 3, 2023

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)