Form 10-Q
period 2023-09-30
Syndax Pharmaceuticals Inc
filed 2023-11-02
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, there were 69,640,668 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
developments relating to our competitors and our industry; and
•
the impact of geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine and the war in Israel), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$94,550	$74,356
Short-term investments	269,006	401,446
Short-term deposits	10,265	8,595
Collaboration receivable, net	3,407	3,474
Prepaid expenses and other current assets	3,746	1,915
Total current assets	380,974	489,786
Long-term investments	15,705	5,469
Property and equipment, net	10	20
Right-of-use asset, net	1,731	1,039
Restricted cash	217	115
Other assets	587	807
Total assets	$399,224	$497,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,049	$4,350
Accrued expenses and other current liabilities	32,119	24,276
Current portion of right-of-use liability	995	434
Current portion of capital lease	11	5
Total current liabilities	39,174	29,065
Long-term liabilities:
Right-of-use liability, less current portion	851	709
Capital lease, less current portion	13	13
Total long-term liabilities	864	722
Total liabilities	40,038	29,787
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 69,638,168 and 68,111,385 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,189,561	1,161,288
Accumulated other comprehensive loss	(455)	(806)
Accumulated deficit	(829,927)	(693,040)
Total stockholders’ equity	359,186	467,449
Total liabilities and stockholders’ equity	$399,224	$497,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$39,087	$26,901	$107,906	$86,658
General and administrative	17,268	8,240	44,143	23,066
Total operating expenses	56,355	35,141	152,049	109,724
Loss from operations	(56,355)	(35,141)	(152,049)	(109,724)
Other income (expense), net:
Interest expense	(70)	(1,748)	(145)	(3,094)
Interest income	5,345	1,781	15,613	2,884
Other expense	(66)	(295)	(306)	(210)
Total other income (expense), net	5,209	(262)	15,162	(420)
Net loss	$(51,146)	$(35,403)	$(136,887)	$(110,144)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	119	(270)	351	(1,650)
Comprehensive loss	$(51,027)	$(35,673)	$(136,536)	$(111,794)
Net loss attributable to common stockholders	$(51,146)	$(35,403)	$(136,887)	$(110,144)
Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.58)	$(1.97)	$(1.84)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	69,855,766	60,670,294	69,645,888	59,941,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,887)	$(110,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	30
Accretion of investments	(11,344)	(1,357)
Non-cash operating lease expense	496	309
Non-cash interest expense	—	1,103
Changes in fair value of derivative liability	—	(187)
Stock-based compensation	22,624	11,778
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,281)	(7,674)
Collaboration receivable (payable), net	68	(4,539)
Accounts payable	1,699	1,445
Accrued expenses and other liabilities	7,364	(1,545)
Net cash used in operating activities	(119,252)	(110,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(225,316)	(244,467)
Proceeds from sales and maturities of short-term investments	359,215	195,683
Proceeds from sales of equipment	—	225
Net cash provided by (used in) investing activities	133,899	(48,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	633	260
Proceeds from stock option exercises	5,016	10,063
Proceeds from issuance of common stock in at-the-market stock offering, net	—	19,427
Payment on term loan	—	(20,998)
Net cash provided by financing activities	5,649	8,752
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,296	(150,588)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	74,471	222,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$94,767	$71,492
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc., is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We were incorporated in Delaware in 2005. We base our operations in Waltham, Massachusetts and we operate in one segment. References in these notes to condensed consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated statements or disclosures.

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

As of September 30, 2023, the Company has recorded $6.6 million as a collaboration receivable due from Incyte related to the Company's development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $3.2 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of September 30, 2023. Both expense and cost offset are recorded as part of research and development expense and general and administrative expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(51,146)	$(35,403)	$(136,887)	$(110,144)
Net loss attributable to common stockholders—basic and diluted	$(51,146)	$(35,403)	$(136,887)	$(110,144)
Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.58)	$(1.97)	$(1.84)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	69,855,766	60,670,294	69,645,888	59,941,384

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2023	2022
Options to purchase common stock	10,530,750	7,386,063
Employee Stock Purchase Plan	35,479	17,135
Non-vested restricted stock units (RSUs)	524,236	226,038

For additional information related to the Company's common stock see Note 10.

6. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement, or the Allergan License Agreement, with Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, or Allergan, under which Allergan granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction, or the Menin Assets. Subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Allergan License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Allergan low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Allergan License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the Allergan License Agreement at any time upon advance written notice to Allergan. Allergan may terminate the Allergan License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Allergan License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement, or the UCB License Agreement, as amended from time to time, with UCB Biopharma Sprl, or UCB, under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

Bayer Pharma AG (formerly known as Bayer Schering Pharma AG)

In March 2007, the Company entered into a license agreement with Bayer Schering Pharma AG, or Bayer, for a worldwide, exclusive license to develop and commercialize entinostat and any other products containing the same active ingredient. The Company will pay Bayer royalties on a sliding scale based on net sales, if any, and make future milestone payments to Bayer of up to $150.0 million in the event that certain specified development and regulatory goals and sales levels are achieved.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2023
Assets:
Cash and cash equivalents	$94,550	$94,550	$—	$—
Short-term investments	269,006	—	269,006	—
Long-term investments	15,705	—	15,705	—
Total assets	$379,261	$94,550	$284,711	$—
December 31, 2022
Assets:
Cash and cash equivalents	$74,356	$59,496	$14,860	$—
Short-term investments	401,446	—	401,446	—
Long-term investments	5,469	—	5,469	—
Total assets	$481,271	$59,496	$421,775	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended September 30, 2023 and 2022. In addition, there have been no changes in valuation techniques during the periods ended September 30, 2023 and 2022. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of September 30, 2023, the remaining contractual maturities of the available-for-sale securities were 1 to 13 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and nine months ended September 30, 2023 and 2022. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. The Company has a limited number of available-for-sale securities that are not in significant loss positions as of September 30, 2023, which the Company does not intend to sell, and it has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2023
Commercial paper	$179,096	$—	$(112)	$178,984
Corporate bonds	7,899	—	(22)	7,877
US Treasury	48,244	—	(131)	48,113
Federal bonds	49,927	—	(190)	49,737
	$285,166	$—	$(455)	$284,711
December 31, 2022
Commercial paper	$321,630	$—	$(205)	$321,425
US Treasury	64,759	—	(566)	64,193
Federal bonds	36,192	—	(35)	36,157
	$422,581	$—	$(806)	$421,775

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$1,336	$692
Interest receivable on investments	788	583
Prepaid subscription	1,027	446
Prepaid state and local taxes	318	3
Other	277	191
Total prepaid expenses and other current assets	$3,746	$1,915

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical study and trial costs	$21,832	$14,375
Accrued compensation and related costs	7,931	5,945
Accrued professional fees	1,588	1,352
Accrued milestone costs	—	2,000
Other	768	604
Total accrued expenses and other current liabilities	$32,119	$24,276

10. Stock-Based Compensation

In January 2023, the number of shares of common stock available for issuance under the Company's 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 2,724,455 shares due to the automatic annual provision to increase shares available under the 2015 Plan. As of September 30, 2023, the total number of shares of common stock available for issuance under the 2015 Plan was 2,488,979. The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Company's 2015 Employee Stock Purchase Plan, or ESPP, in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$3,853	$1,820	$10,329	$4,531
General and administrative	4,468	2,542	12,295	7,247
Total	$8,321	$4,362	$22,624	$11,778

Compensation expense by type of award in the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Stock options	$7,242	$3,864	$19,654	$9,977
Restricted Stock Units	990	452	2,749	1,690
Employee Stock Purchase Plan	89	46	221	111
Total	$8,321	$4,362	$22,624	$11,778

During the nine months ended September 30, 2023, the Company granted 3,336,941 stock options to certain executives, consultants and employees having service-based vesting conditions. The grant date fair value of the options granted in the nine months ended September 30, 2023, was $57.1 million, or $17.11 per share on a weighted-average basis and will be recognized as compensation expense over the requisite service period of two to four years.

In February 2022, the Company granted to certain employees 140,000 performance-based stock options, or the 2022 Performance Awards, related to the achievement of certain clinical and regulatory development milestones and market-based conditions. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

In the first quarter of 2022, management estimated one of the milestones for the 2022 Performance Awards was probable of achievement and, as such, the Company recorded approximately $258,000 and $346,000 of stock compensation expense for these awards for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, 140,000 stock options outstanding were unvested, and no options had been canceled.

During the nine months ended September 30, 2023, 628,253 options were exercised for cash proceeds of approximately $5.0 million. During the nine months ended September 30, 2022, 1,167,295 options were exercised for cash proceeds of $10.1 million.

Restricted stock units

RSUs awarded to members of the Company's board of directors or employees vest on either (i) the one-year anniversary date of the related grant or (ii) 25% on each anniversary date of the related grant for four years. The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2022	224,788	$18.02
Granted (1)	308,550	$24.94
Vested	(9,102)	$13.87
Unvested—September 30, 2023 (2)	524,236	$22.16

(1) RSUs granted in 2023 and 2022 had a weighted average grant date fair value of $24.94 and $15.79, respectively. The fair values of RSUs vested in 2023 and 2022 totaled $127,000 and $656,000, respectively.

(2) Unvested RSUs as of September 30, 2023, include 317,333 RSUs which were granted to members of the Company's board of directors and will not be considered issued and outstanding until the occurrence of a separation from service, death, disability, or a change in control.

As of September 30, 2023, there were $82.7 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 Plan and 2007 Plan, which are expected to be recognized over a weighted-average remaining service period of 2.9 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gains on investments	—	—	—	470	—	470
Vesting of RSU	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized loss on investments	—	—	—	(238)	—	(238)
Vesting of RSU	1,602	—	—	—	—	—
Employee withholdings ESPP	—	—	179	—	—	179
Prefunded warrants, exercise	771,133	—	(1)	—	—	(1)
Proceeds from exercise of stock options	163,037	—	1,146	—	—	1,146
Net loss	—	—	—	—	(44,615)	(44,615)
Balance as of June 30, 2023	69,431,198	$7	$1,179,389	$(574)	$(778,781)	$400,041
Stock-based compensation expense	—	—	8,321	—	—	8,321
Unrealized gains on investments	—	—	—	119	—	119
Stock purchase under ESPP	18,260	—	—	—	—	—
Employee withholdings ESPP	—	—	259	—	—	259
Prefunded warrants, exercise	—	—	—	—	—	—
Proceeds from exercise of stock options	188,710	—	1,592	—	—	1,592
Net loss	—	—	—	—	(51,146)	(51,146)
Balance as of September 30, 2023	69,638,168	$7	$1,189,561	$(455)	$(829,927)	$359,186

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2022:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Stock purchase under ESPP	18,946	—	—	—	—	—
Stock-based compensation expense	—	—	3,478	—	—	3,478
Unrealized loss on short-term investments	—	—	—	(685)	—	(685)
Employee withholdings ESPP	—	—	92	—	—	92
Proceeds from exercise of stock options	28,839	—	465	—	—	465
Net loss	—	—	—	—	(37,169)	(37,169)
Balance as of March 31, 2022	55,030,890	$6	$956,054	$(640)	$(580,871)	$374,549
Proceeds from ATM sales	1,111,111	—	19,427	—	—	19,427
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized loss on short-term investments	—	—	—	(695)	—	(695)
Employee withholdings ESPP	—	—	58	—	—	58
Proceeds from exercise of stock options	257,733	—	2,235	—	—	2,235
Net loss	—	—	—	—	(37,572)	(37,572)
Balance as of June 30, 2022	56,399,734	$6	$981,712	$(1,335)	$(618,443)	$361,940
Stock purchase under ESPP	10,053	—	—	—	—	—
Stock-based compensation expense	—	—	4,362	—	—	4,362
Unrealized loss on short-term investments	—	—	—	(270)	—	(270)
Exercise of prefunded warrants	2,832,151	—	—	—	—	—
Employee withholdings ESPP	—	—	110	—	—	110
Proceeds from exercise of stock options	880,723	—	7,363	—	—	7,363
Net loss	—	—	—	—	(35,403)	(35,403)
Balance as of September 30, 2022	60,122,661	$6	$993,547	$(1,605)	$(653,846)	$338,102

In March 2021, the Company entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more At-the-Market, or ATM, equity offerings, or the 2021 ATM Program. On May 26, 2023, the Company terminated the 2021 ATM Program. Prior to termination the Company sold shares for aggregate proceeds of approximately $25.0 million.

In May 2023, the Company entered into a new sales agreement with TD Cowen under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon the filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the period ended September 30, 2023, the Company sold no shares of common stock under the 2023 ATM Program.

In December 2021, the Company issued 3,802,144 shares of common stock and granted pre-funded warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each pre-funded warrant, with net proceeds of approximately $81.2 million. On April 12, 2023, 273,000 pre-funded warrants were exercised for 272,996 shares of common stock, under a cashless exercise. On May 9, 2023, 498,142 pre-funded warrants were exercised for 498,137 shares of common stock, under a cashless exercise. As of September 30, 2023, 285,714 pre-funded warrants were outstanding.

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

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options and the employee stock purchase plan:

September 30, 2023
Common stock issuable under pre-funded warrants	285,714
Options to purchase common stock	13,543,965
Employee Stock Purchase Plan	1,732,614

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2023.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib (SNDX-5613), and axatilimab (SNDX-6352). We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged, or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and nucleophosmin 1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1R, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $136.9 million and $110.1 million, respectively. As of September 30, 2023, we had an accumulated deficit of $829.9 million. As of September 30, 2023, we had cash, cash equivalents and short and long-term investments of $379.3 million.

Clinical Developments

Revumenib

•
In November 2023, we announced positive data from the Phase 1 portion of the AUGMENT-101 trial of revumenib in a total of 14 patients with R/R mNPM1 AML who met the RP2D criteria. The final dataset includes three additional patients that were enrolled in the Phase 1 trial to complete the pharmacokinetic characterization of revumenib. In this analysis, the overall response rate (ORR)1 was 50% (7/14) with a complete remission (CR) or a CR with partial hematological recovery (CRh) rate of 36% (5/14); 100% (5/5) of CR/CRh patients were minimal residual disease (MRD) negative. 43% (3/7) of responders proceeded to transplant, all after achieving a CR or CRh. 60% (3/5) of CR/CRh patients maintained a response beyond six months. At the time of the analysis, four patients remained in response, with two patients in response over twenty-two months. Revumenib was well tolerated, and the safety profile was consistent with what was previously reported in the AUGMENT-101 trial. There were no Grade 4 or 5 QTc prolongation or greater than Grade 2 differentiation syndrome events, and no patients discontinued due to treatment-related adverse events (TREAs).
•
In November 2023, we announced that we have initiated a New Drug Application (NDA) for revumenib for the treatment of R/R KMT2Ar acute leukemia under the FDA’s Real-time Oncology Review (RTOR) program. RTOR provides a more efficient review process for oncology drugs to ensure that safe and effective treatments are available to patients as early as possible. We expect to complete the NDA submission by year-end 2023.
•
In October 2023, we announced positive topline data from the pivotal AUGMENT-101 trial of revumenib in patients with R/R KMT2Ar acute leukemia. The trial met its primary endpoint at the protocol-defined interim analysis stage with a CR/CRh rate of 23% (13/57; 95% confidence interval [CI]: [12.7, 35.8, one-sided p-value = 0.0036]) in the pooled KMT2Ar acute leukemia cohort. The CR/CRh rate in patients with KMT2Ar AML was 24.5% (12/49). 39% (14/36) of patients who achieved a CR/CRh underwent hematopoietic stem cell transplant (HSCT); eight of whom went to transplant prior to achieving CR/CRh and therefore, were not included in the reported CR/CRh rate. The CR/CRh responses in both the overall population and the AML subset were durable with a 6.4-month (95% CI: 3.4, NR) median duration as of the July 2023 data cut-off, with 46% (6/13) remaining in response. MRD status was assessed in 10 of the 13 patients who achieved a CR/CRh, 70% (7/10) of whom were MRD negative. Revumenib was well tolerated, and the overall safety profile was consistent with our previously reported data. TRAEs leading to dose reductions and treatment discontinuation were low. Based on the Independent Data Monitoring Committee (IDMC) recommendation, we stopped the trial to further accrual in the KMT2Ar cohorts.

The AUGMENT-101 pivotal data will be presented at the upcoming 65th American Society of Hematology (ASH) Annual Meeting on December 10, 2023. Of note, the abstract for this session only includes data from the Phase 1 portion of the AUGMENT-101 trial, however the presentation will describe the pivotal dataset.

•
The AUGMENT-101 pivotal trial is enrolling patients with mNPM1 AML which could support a second indication in acute leukemia for revumenib. We expect to complete enrollment of the cohort in late first quarter 2024 or early second quarter 2024 and report topline data in the fourth quarter of 2024.
•
We also announced data from patients in the AUGMENT-101 trial who received revumenib maintenance therapy, including some ongoing for more than one year after HSCT. Revumenib duration of treatment in the maintenance setting at the time of this analysis ranged from 23 to 588 days, with treatment ongoing for five of the nine patients. CRc (CR + CRh + CRp + CRi + MLFS) was maintained in six of nine patients after HSCT and maintenance revumenib. One patient with reported MRD after HSCT converted to MRD negative status following initiation of revumenib maintenance therapy. MRD negative remissions were maintained in five patients as of the data cutoff. Three patients remain on revumenib maintenance therapy for more than one-year post-transplant. Results, including longer follow-up of these patients and data from the patients in the pivotal portion of the AUGMENT-101 trial, will be presented at the upcoming ASH Annual Meeting on December 11, 2023. A copy of the abstract is available on the ASH website.
•
We have several trials of revumenib ongoing across the treatment landscape in mNPM1 and KMT2Ar acute leukemias that include the following:
o
BEAT-AML: Evaluating the combination of revumenib with venetoclax and azacitidine in front-line AML patients, being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. We expect to present preliminary safety and efficacy data in the fourth quarter of 2023.
o
SAVE: Evaluating the all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in R/R AML or mixed phenotype acute leukemias. The trial is being conducted by investigators from the MD Anderson Cancer Center. As of a data cutoff date of July 20, 2023, eight patients were enrolled, with 2.5 median prior lines of therapy. Seven of eight patients were response-evaluable, and all seven attained a morphologic remission (overall response rate of 100%). Three patients transitioned to HSCT following response. Two patients are in continued remission and have started maintenance treatment with revumenib. Enrollment in the study is ongoing, and updated data will be presented at the ASH Annual Meeting on Saturday, December 9, 2023. The combination was well tolerated in this relapsed and refractory population. Grade ≥3 TRAEs were febrile neutropenia (63%), decreased platelets count (25%), and decreased neutrophil count (25%). There was one dose-limiting toxicity, Grade 4 prolonged thrombocytopenia and neutropenia. There were no deaths due to TRAEs and no Grade 3 or higher QTc prolongation occurred. A copy of the abstract is available on the ASH website.
o
AUGMENT-102: Evaluating the combination of revumenib with chemotherapy in patients with R/R acute leukemias. We expect to provide an update on initial safety data along with the RP2D from the trial in the fourth quarter of 2023.
o
INTERCEPT: Evaluating revumenib as a monotherapy in patients with AML who are minimal residual disease-positive following initial treatment as part of the INTERCEPT AML Master Clinical Trial.
•
We plan to initiate a trial of revumenib with 7+3 cytarabine and daunorubicin chemotherapy followed by maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias in late fourth quarter 2023 or early first quarter 2024.
•
A proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer is enrolling patients, and we expect to provide an update on the Phase 1 trial in the first quarter of 2024.

Axatilimab

•
In July 2023, we and our partner, Incyte, announced positive topline data from the pivotal AGAVE-201 trial of axatilimab in patients with cGVHD following two or more prior lines of therapy. All three dose cohorts, 0.3 mg/kg every two weeks, 1.0 mg/kg every two weeks and 3.0 mg/kg every four weeks, met the primary endpoint. The ORR within the first six months of treatment at the 0.3 mg/kg dose was 74%, and 60% of these patients were still responding at one year. Furthermore, axatilimab was generally well tolerated, and the most common adverse events were consistent with on-target effects and prior trials.  Along with Incyte we expect to submit a BLA filing by year-end 2023. The pivotal AGAVE-201 trial results will be featured at the plenary session at the ASH Annual Meeting on December 10, 2023. A copy of the abstract is available on the ASH website.
•
At the ASH Annual Meeting on December 10, 2023, preclinical data detailing the anti-inflammatory and anti-fibrotic mechanism through which axatilimab is thought to impact the disease process in cGVHD will be featured during a poster session. A copy of the abstract is available on the ASH website.
•
We expect to initiate a randomized, double-blind and placebo-controlled Phase 2 trial that assesses the efficacy, safety and tolerability of axatilimab in patients with IPF by year-end 2023.
•
Along with Incyte, we expect to initiate a trial assessing axatilimab in combination with ruxolitinib in cGVHD in mid-2024.

Significant Risks and Uncertainties

The current high inflation rates may materially affect our business and operating results by increasing the cost of our clinical trial materials and supplies, driving the Federal Reserve to increase interest rates and increasing our overhead costs. Rising interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, ongoing high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, the global geopolitical tension as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. We generated no revenue during the three and nine months ended September 30, 2023 and 2022.

In September 2021, we entered into the Incyte Agreements covering the worldwide development and commercialization of axatilimab. We granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. For the three and nine months ended September 30, 2023, no revenue has been recognized under the Incyte Agreements.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(In thousands)
Operating expenses:
Research and development	$39,087	$26,901	$12,186	45%
General and administrative	17,268	8,240	9,028	110%
Total operating expenses	56,355	35,141	21,214	60%
Loss from operations	(56,355)	(35,141)	21,214	-60%
Other income (expense), net:
Interest expense	(70)	(1,748)	1,678	-96%
Interest income	5,345	1,781	3,564	200%
Other expense	(66)	(295)	229	-78%
Total other income (expense), net	5,209	(262)	5,471	-2088%
Net loss	$(51,146)	$(35,403)	$15,743	-44%

Research and Development

For the three months ended September 30, 2023, our total research and development expenses increased $12.2 million, or 45%, to $39.1 million from $26.9 million for the comparable period in the prior year. The increase in research and development expenses was due to increased employee-related expenses of $7.2 million, professional fees of $1.1 million, other expenses of $1.0 million, and clinical and manufacturing expenses of $2.9 million. Increased employee-related activities were due to increased salary and related expense of $5.2 million and increased stock compensation of $2.0 million. Increased clinical and manufacturing expenses were due to increased axatilimab development costs of $2.2 million, increased revumenib manufacturing activities of $1.7 million and increased revumenib clinical activities of $0.9 million, partially offset by decreased axatilimab manufacturing activities of $1.9 million. We expect research and development expenses to continue to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(In thousands)
External research and development expenses	$23,522	$18,898	$4,624	24%
Internal research and development expenses	15,565	8,003	7,562	94%
Total research and development expenses	$39,087	$26,901	$12,186	45%

General and Administrative

For the three months ended September 30, 2023, our total general and administrative expenses increased $9.0 million, or 110%, to $17.3 million from $8.2 million for the comparable period in the prior year. The increase in general and administrative expenses was due to increased employee-related expenses of $4.8 million, increased professional fees of $2.9 million and other expenses of $1.3 million.

Interest Income and Interest Expense

For the three months ended September 30, 2023, interest income increased $3.6 million to $5.3 million from $1.8 million for the comparable period in the prior year primarily due to increased interest rates and an increased average balance on cash equivalents and short and long-term investments.

For the three months ended September 30, 2023, interest expense decreased $1.7 million to $0.1 million from $1.7 million for the comparable period in the prior year primarily due to the interest expense related to the amended loan agreement, by and between the Company and Hercules Capital, Inc., or Hercules, which was terminated in September 2022.

Other Income (Expense), net

For the three months ended September 30, 2023, total other income (expense), net decreased from the comparable period in the prior year primarily due to an increase in foreign currency losses on short and long-term investments.

Comparison of the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(In thousands)
Operating expenses:
Research and development	$107,906	$86,658	$21,248	25%
General and administrative	44,143	23,066	21,077	91%
Total operating expenses	152,049	109,724	42,325	39%
Loss from operations	(152,049)	(109,724)	42,325	-39%
Other income (expense), net:
Interest expense	(145)	(3,094)	2,949	-95%
Interest income	15,613	2,884	12,729	441%
Other expense	(306)	(210)	(96)	46%
Total other income (expense), net	15,162	(420)	15,582	-3710%
Net loss	$(136,887)	$(110,144)	$26,743	-24%

Research and Development

For the nine months ended September 30, 2023, our total research and development expenses increased $21.2 million, or 25%, to $107.9 million from $86.7 million for the comparable period in the prior year. The increase in research and development expenses was due to increased employee-related expenses of $19.1 million, professional fees of $3.0 million and other expenses of $1.5 million, partially offset by decreased clinical and manufacturing expenses of $2.4 million. Increased employee-related activities were due to increased salary and related expense of $13.3 million and increased stock compensation of $5.8 million. Decreased clinical and manufacturing expenses were due to decreased axatilimab manufacturing activities of $6.4 million, and decreased revumenib manufacturing activities of $1.6 million, partially offset by increased axatilimab development costs of $3.3 million and increased revumenib clinical activities of $2.3 million. We expect research and development expenses to continue to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing and other development activities.

Research and development expenses consisted of the following:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(In thousands)
External research and development expenses	$67,627	$66,344	$1,283	2%
Internal research and development expenses	40,279	20,314	19,965	98%
Total research and development expenses	$107,906	$86,658	$21,248	25%

General and Administrative

For the nine months ended September 30, 2023, our total general and administrative expenses increased $21.1 million, or 91%, to $44.1 million from $23.1 million for the comparable period in the prior year. The increase in general and administrative expenses was due to increased employee-related expenses of $12.4 million, professional fees of $5.6 million and other expenses of $3.1 million.

Interest Income and Interest Expense

For the nine months ended September 30, 2023, interest income increased $12.7 million to $15.6 million from $2.9 million for the comparable period in the prior year due to increased interest rates and an increased average balance on cash equivalents and short and long-term investments.

For the nine months ended September 30, 2023, interest expense decreased $2.9 million to $0.1 million from $3.1 million for the comparable period in the prior year primarily due to the interest expense related to the amended loan agreement, by and between the Company and Hercules, which was terminated in September 2022.

Other Income (Expense), net

For the nine months ended September 30, 2023, total other income (expense), net decreased from the comparable period in the prior year primarily due to an increase in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had cash, cash equivalents and short- and long-term investments totaling $379.3 million. Our operations to-date have been primarily financed by net proceeds from public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short and long-term investments as of September 30, 2023, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents and short- and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more At-the-Market, or ATM, equity offerings, or the 2021 ATM Program. On May 26, 2023, we terminated the 2021 ATM Program. Prior to termination, we sold shares for aggregate proceeds of approximately $25.0 million.

In May 2023, we entered into a new sales agreement with TD Cowen under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold to the shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon the filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three months ended September 30, 2023, we did not sell any shares of common stock under the 2023 ATM Program. As of October 27, 2023, the Company had $200.0 million available under the 2023 ATM Program.

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
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates if either candidate receives regulatory approval and we determine, in the case of revumenib to commercialize it ourselves, or in the case of axatilimab to co-commercialize it with Incyte;
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
•
the effect of competing technological and market developments; and
•
our need to acquire and implement additional internal systems and infrastructure, including compliance and financial and reporting systems, as we grow our company.

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

Our material contractual obligations and commitments as of September 30, 2023, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of September 30, 2023, we have $1.2 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of September 30, 2023, we had an accumulated deficit of $829.9 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(119,252)	$(110,781)
Net cash provided by (used in) investing activities	133,899	(48,559)
Net cash provided by financing activities	5,649	8,752
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,296	$(150,588)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $119.3 million and consisted of our net loss of $136.9 million adjusted for non-cash items, including stock-based compensation of $22.6 million, an investment accretion of $11.3 million, a net increase in operating assets and liabilities of $5.9 million and an increase in operating lease and depreciation expenses of $0.5 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of increased accrued expenses and other liabilities of $7.4 million, collaboration receivables of $0.1 million and accounts payable of $1.7 million, partially offset by decreased prepaids and deposits of $3.3 million.

Net cash used in operating activities for the nine months ended September 30, 2022, was $110.8 million and consisted of our net loss of $110.1 million adjusted for non-cash items, including stock-based compensation of $11.8 million, a net decrease in operating assets and liabilities of $12.3 million, an investment accretion of $1.4 million, non-cash interest expense associated with the term loan of $1.1 million and a non-cash operating lease expense of $0.3 million. The increase in net loss was primarily due to increased clinical trial activities and CMC expenses. The net decrease in operating assets and liabilities primarily consisted of increased prepayments and deposits of $7.7 million, increased collaboration receivables of $4.5 million, and increased accounts payable of $1.4 million, partially offset by decreased accrued expenses and other liabilities of $1.5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023, was $133.9 million and was due to $359.2 million of proceeds from the maturities of available-for-sale securities, offset by the purchase of $225.3 million of available for sale securities.

Net cash used in investing activities for the nine months ended September 30, 2022, was $48.6 million and was primarily due to the purchase of $244.5 million of available-for-sale securities partially offset by the $195.7 million of proceeds from the maturities of available-for-sale securities and by $0.2 million of proceeds from sale of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $5.6 million and was due to proceeds from the exercise of stock options of $5.0 million and employee participation in our Employee Stock Purchase Plan of $0.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2022, was $8.8 million and was primarily due to proceeds from sales under the 2021 ATM Program, net of discounts and commissions of $19.4 million, proceeds from the exercise of stock of $10.1 million and employee participation in our Employee Stock Purchase Plan of $0.3 million, partially offset by payment on term loan of $21.0 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $94.6 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $284.7 million, consisting of commercial paper, treasury and federal bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the short-term maturities of our cash equivalents and the low risk profile of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2023, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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
•
interruption of key clinical trial activities, in connection with public health threats or any future geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel;
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

Research suggests that certain acute leukemias, such as lysine methyltransferase 2A rearranged, or KMT2Ar, acute myeloid or lymphoid leukemia, AML or ALL, and nucleophosmin 1, or NPM1, mutant AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of KMT2A protein. In NPM1 mutant AML the interaction with menin occurs via the wild type KMT2A protein, and in KMT2Ar acute leukemia, the interaction occurs via a mutant form of KMT2A, a fusion protein known as KMT2Ar. KMT2Ar results from a rare, spontaneous fusion between the N-terminus of the KMT2A gene and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-KMT2Ar interaction, such as revumenib, which bind to, and block the interaction of menin with either KMT2A rearranged or wildtype, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring KMT2A fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with KMT2Ar and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult R/R patients with KMT2Ar ALL, KMT2Ar AML, and NPM1 mutant AML. In October 2023, we announced positive topline data in patients with R/R KMT2Ar acute leukemia and that we have initiated a NDA under the FDA’s RTOR program. Neither breakthrough therapy designation nor RTOR review change the standards for approval and may not ultimately expedite the approval process or lead to approval. While we believe that we have established sufficient efficacy to warrant a NDA submission and continued development in these indications, we may not yet have sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. In 2018, we commenced a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who had failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. In July 2023, we announced that AGAVE-201 met its primary endpoint across all cohorts and that, along with Incyte, we intend to submit a BLA by year-end 2023. While we believe that we have established sufficient efficacy to warrant a BLA submission and continued development in this indication, we may not yet have sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in each of November 2022 and 2023, we announced interim data from our Phase 1/2 clinical trial of revumenib. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health crises, or geopolitical tensions, such as the ongoing war between Russia and Ukraine and the war in Israel, where we have approximately 16% of our enrolling sites in the ongoing AUGMENT-101 trial;
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

Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain of our revumenib clinical trials include the use of an investigational or laboratory developed diagnostic test to help identify eligible patients. We currently do not have any plans to develop diagnostic tests internally. We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and, if our investigational products are approved for use only with an approved companion diagnostic test, obtaining approval and commercializing these tests. If these parties are unable to successfully develop companion diagnostics for our investigational products, or experience delays in doing so, the development of our investigational products may be adversely affected and we may not be able to obtain marketing authorization for these investigational products. Furthermore, our ability to market and sell, as well as the commercial success, of any of our investigational products that require a companion diagnostic will be tied to, and dependent upon, the receipt of required regulatory authorization and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Any failure to develop, validate, obtain and maintain marketing authorization and supply for a companion diagnostic we need may harm our business prospects.

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

For the quarter ended September 30, 2023, we reported a net loss attributable to stockholders of $51.1 million. As of September 30, 2023, we had an accumulated deficit of $829.9 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing war between Russia and Ukraine and the war in Israel, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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

•
the cost of establishing sales, marketing and distribution capabilities for our product candidates if any candidate receives regulatory approval and we determine, in the case of revumenib to commercialize it ourselves, or in the case of axatilimab to co-commercialize it with Incyte;
•
the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•
the effect of competing technological and market developments;
•
our need to acquire and implement additional internal systems and infrastructure, including compliance and financial and reporting systems, as we grow our company; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine and the war in Israel), terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We last completed an analysis from January 1, 2021 through December 31, 2022 and determined that no ownership changes had occurred in that period. Prior analyses determined that on March 30, 2007, August 21, 2015, and May 4, 2020, ownership changes had occurred. We may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to new or ongoing public health crises and the war between Russia and Ukraine and the war in Israel.

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

As of September 30, 2023, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.4% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 5. Other Information

Trading Arrangements

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

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

Date: November 2, 2023

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)