Form 10-K
period 2023-12-31
Syndax Pharmaceuticals Inc
filed 2024-02-27
CIK 1395937

84,826,632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was $1,452,441,662 as of June 30, 2023 based on the closing price of $20.93 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2024, there were 84,965,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to maintain our licenses with UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of Allergan plc, which was acquired by AbbVie Inc.;
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

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of

ii

those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib, and axatilimab. We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and necleophosmin 1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1R, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

Our Strategy

We are developing revumenib for the treatment of acute leukemias and as a treatment for solid tumors, and axatilimab for use in cGVHD and other fibrotic-macrophage driven diseases, such as IPF, as single agents and in combination with approved drugs. Key elements of our strategy include:

•
Develop and commercialize revumenib for the treatment of genetically defined leukemias. We believe that revumenib has the potential to treat at least two genetically defined acute leukemias: (i) KMT2Ar and (ii) mutations in NPM1, or mNPM1, AML. Our Phase 1/2 open-label AUGMENT-101 trial is nearing completion. The pivotal Phase 2 portion of the trial enrolled relapsed/refractory, or R/R, patients in three indication-specific expansion cohorts to determine the efficacy, short- and long-term safety, and tolerability of revumenib in KMT2Ar ALL, KMT2Ar AML and mNPM1 AML. We have submitted a New Drug Application, or NDA, for revumenib for the treatment of R/R KMT2Ar acute leukemia under the U.S. Food and Drug Administration’s, or FDA, Real-Time Oncology Review, or RTOR, program and we continue to enroll patients in the mNPM1 AML cohort. We are also concurrently expanding into the frontline and maintenance settings in AML with new clinical trials as well as in solid tumors.
•
Develop and commercialize axatilimab for the treatment of cGVHD. We completed enrollment in the pivotal AGAVE-201 trial for the treatment of patients with cGVHD and, together with Incyte, have submitted a Biologics License Application, or BLA to the FDA. Also, our partner Incyte plans to initiate two combination trials with axatilimab in cGVHD in mid-2024, including a Phase 2 combination trial with ruxolitinib and a Phase 3 combination trial with steroids. We are further exploring the use of axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role, and have initiated a Phase 2 trial to assess the efficacy, safety and tolerability of axatilimab in patients with IPF.
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

Our Pipeline

Revumenib

Menin-KMT2A Disruption	Phase 1	Phase 2	Pivotal	Registration	Indication(s)
AUGMENT-101-2A monotherapy	■	■	■	■	R/R KMT2Ar ALL
AUGMENT-101-2B monotherapy	■	■	■	■	R/R KMT2Am AML
AUGMENT-101-2C monotherapy	■	■	■		R/R NPM1m AML
AUGMENT-102 chemotherapy combination	■				R/R KMT2Ar and NPM1m acute leukemias
BEAT-AML ven/aza combination	■				Frontline KMT2Ar and NPM1m AML
INTERCEPT monotherapy	■				MRD- progression in KMT2Ar and NPM1m AML
Colorectal Cancer monotherapy	■				Unresectable metastatic microsatellite stable CRC

Axatilimab

Anti-CSF-1R mAb	Phase 1	Phase 2	Pivotal	Registration	Indication(s)
AGAVE-201 monotherapy	■	■	■	■	Chronic GVHD
Idiopathic Pulmonary Fibrosis monotherapy	■	■			Idiopathic Pulmonary Fibrosis

Entinostat

Class 1 HDAC Inhibitor	Under regulatory review in China

Revumenib

Our first clinical-stage product candidate, revumenib, is a potent, orally active inhibitor of the high affinity interaction site on menin with the protein MLL1. This specific interaction is a key driver for two genetically defined acute leukemias: (i) KMT2Ar and (ii) mNPM1 AML. The R/R settings of both diseases have a poor prognosis. In preclinical testing, revumenib has demonstrated benefit in leukemic models of disease. Clinical evidence with revumenib also supports the hypothesis that disruption of the menin-MLL interaction can lead to responses in acute leukemias.

In 2019, we commenced AUGMENT-101, a global clinical trial consisting initially of a Phase 1 dose escalation portion to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose of revumenib in patients with R/R KMT2Ar or mNPM1 acute leukemia. As discussed below, we completed the Phase 1 portion of the trial. The three cohorts of the pivotal Phase 2 portion of the trial, enrolled R/R patients across each of three distinct trial populations: patients with NPM1 mutant AML, patients with KMT2Ar AML, and patients with KMT2Ar ALL to determine the efficacy, safety, and tolerability of revumenib. We completed enrollment of the KMT2Ar cohorts and the NPM1 cohort continues to accrue patients.

In October 2023, we announced data that the trial met its primary endpoint at the protocol-defined interim analysis stage with a complete remission, or a CR, with partial hematological recovery, or a CRh rate of 23% (13/57; 95% confidence interval [CI]: [12.7, 35.8, one-sided p-value = 0.0036]) in the pooled KMT2Ar acute leukemia cohort. The CR/CRh rate in patients with KMT2Ar AML was 24.5% (12/49). 39% (14/36) of patients who achieved a CR/CRh underwent hematopoietic stem cell transplant, or HSCT; with eight of fourteen proceeding to transplant prior to achieving CR/CRh and could not be included in the reported CR/CRh rate. The CR/CRh responses in both the overall population and the AML subset were durable with a 6.4-month (95% CI: 3.4, NR) median duration of response and 46% (6/13) remaining in response, as of July 2023 data cut-off. Minimal residual disease, or MRD, status was assessed in 10 of the 13 patients who achieved a CR/CRh, 70% (7/10) of whom were MRD negative. Revumenib was well tolerated, and the overall safety profile was consistent with our previously reported data. Treatment-related adverse events, or TREAs, leading to dose reductions and treatment discontinuation were low. Grade 3 differentiation syndrome, DS, was observed in 15% (14/94) of patients while one patient (1%) experienced Grade 4 DS and no patients experienced a Grade 5. Grade 3 QTc prolongation was observed in 14% (13/94) of patients, with no Grade 4 or 5 events. There were no discontinuations related to DS or QTc prolongation on the trial. Further accrual in the KMT2Ar cohorts was halted based on the Independent Data Monitoring Committee recommendation.

We submitted an NDA to the FDA for revumenib for the treatment of adult and pediatric R/R KMT2Ar acute leukemia. The NDA submission is being reviewed under the FDA's RTOR program, and expects to receive a PDUFA action date from the FDA in the first quarter of 2024. RTOR allows for close engagement between the sponsor and the FDA throughout the submission process and enables the FDA to review individual modules of a drug application rather than requiring a complete application prior to initiating its review. We expect to complete enrollment in the AUGMENT-101 pivotal trial cohort of patients with R/R mNPM1 AML late in the first quarter or early in the second quarter of 2024. We expect to report topline data for this cohort in the fourth quarter of 2024, which could support a supplemental NDA regulatory filing for revumenib in an additional indication of treatment of R/R mNPM1 AML.

In November 2023, we announced updated results from the R/R mNPM1 AML patients enrolled in the Phase 1 portion of the AUGMENT-101 trial, who met the RP2D criteria. The final dataset includes three additional patients, for a total of 14, that were enrolled in the Phase 1 trial to complete the pharmacokinetic characterization of revumenib. In this analysis, the overall response rate, or ORR, was 50% (7/14) with a CR/CRh rate of 36% (5/14); 100% (5/5) of CR/CRh patients were MRD negative. 43% (3/7) of responders proceeded to transplant, all after achieving a CR or CRh. 60% (3/5) of CR/CRh patients maintained a response beyond six months. At the time of the analysis, four patients remained in response, with two patients in response over 22 months, at the time of data cut-off. Revumenib was well tolerated, and the safety profile was consistent with what was previously reported in the AUGMENT-101 trial. There were no Grade 4 or 5 QTc prolongation or differentiation syndrome events, greater than Grade 2, and no patients discontinued due to TREAs.

We also announced data from patients in the AUGMENT-101 Phase 1 trial who received revumenib maintenance therapy, including some ongoing for more than one year after HSCT, that demonstrated revumenib duration of treatment in the maintenance setting at the time of this analysis ranged from 1 to 701 days, with treatment ongoing for nine of the 16 patients. CRc (CR + CRh + CRp + CRi + MLFS) was maintained in 12 patients after HSCT and maintenance revumenib. MRD negative remissions were maintained in 6 patients as of the data cutoff with one patient converting from an MRD+ to MRD- response. Three patients remain on revumenib maintenance therapy for more than one-year post-transplant.

At the 65th American Society of Hematology (ASH) Annual Meeting in December 2023 and during the our accompanying investor event, investigators presented compelling data from multiple Phase 1 combination trials of revumenib in mNPM1 and KMT2Ar acute leukemia across the treatment landscape. The trials are expanding to validate recommended Phase 2 doses, with additional data expected in the second half of 2024. These trials include:

•
BEAT-AML: Evaluating the combination of revumenib with venetoclax and azacitidine in front-line AML patients. This trial is being conducted as part of the Leukemia & Lymphoma Society's Beat AML® Master Clinical Trial.
•
SAVE: Evaluating the all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in R/R AML or mixed phenotype acute leukemias. The trial is being conducted by investigators from the MD Anderson Cancer Center and continues to add patients.
•
AUGMENT-102: Evaluating the combination of revumenib with fludarabine and cytarabine in patients with R/R acute leukemias.

We have initiated a Phase 1 trial of revumenib in combination with 7+3 chemotherapy followed by maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias. We also plan to initiate a pivotal trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients unable to tolerate intensive induction chemotherapy by year-end 2024. Additionally, enrollment is ongoing in a Phase 1 proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer. We expect to provide an update on the trial in the second quarter of 2024.

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
N
>90 MLL fusions known
Fusion Partner

Rationale for Targeting Nucleophosmin 1 Mutant AML

NPM1 is among the most frequently mutated genes in AML, found in approximately 30% of AML cases for an incidence of approximately 20,000 cases per year. Recent preclinical research has demonstrated that mNPM1 works directly with the menin-MLL complex to induce a leukemic transcription program. As a result, mNPM1 harboring cells are sensitive to menin-MLL interaction inhibitors. In mNPM1 cells, inhibition of the menin-MLL interaction suppresses the leukemic transcription program, causing growth arrest, terminal differentiation and cell death. In animal models, small molecule inhibitors of the menin-MLL interaction have demonstrated deep and durable single agent treatment effects in multiple mNPM1 xenografts. Based on these findings, blocking the menin-MLL1 interaction represents a novel targeted strategy for the treatment of mNPM1 AML.

Like MLLr, NPM1 is readily diagnosed as part of the standard AML patient work-up today, and yet there are no targeted therapies specifically approved to treat patients with mNPM1 AML. There are several additional clinical stage agents currently advancing as potential treatments for mNPM1 AML.

Rational for Targeting CRC

CRC is the second most lethal cancer, the third most prevalent malignant tumor worldwide, and the fourth most common cancer diagnosed in the United States each year. In 2023, over 153,000 new CRC estimated cases arose, resulting in 52,500 estimated deaths, accounting for nearly 8% of new cancer cases and 9% of cancer deaths in the U.S. Meanwhile, the five-year survival rate for CRC is approximately 65% and drops to 15% for metastatic CRC.

Today, physicians can choose from a number of approved chemotherapies (Stivarga,® Lonsurf®), immunotherapies (Yervoy®, Keytruda®, Opdivo®) and targeted agents (Avastin®, Cyramza®, Zaltrap®, Erbitux®, Vectibix®, Braftovi®, FRUZAQLATM)) to treat CRC. Despite these advancements, there remains a critical need for more effective therapies to address metastatic CRC.

Nearly all colorectal tumors, harbor genetic mutations that lead to the hyperactivation of b-catenin signaling, which in turn initiate the expression of various downstream targets that promote proliferation and maintain a stem cell state, highlighting the potential value of developing treatments that target b-catenin signaling in cancer. b-catenin itself, however, is an intractable drug target and the mechanisms underlying b-catenin–driven transcription remains largely elusive, underscoring the need to identify therapeutically tractable components of b-catenin transcriptional output. Recently, several researchers have utilized functional genomic screens to uncover new targets of high relevance to the oncogenic property of b-catenin. Through this process they have validated the selective dependence of KMT2A for growth of b-catenin–active CRC cells and showed KMT2A expression to be associated with malignant CRC growth in vivo and shortened survival in patients with CRC. Targeting KMT2A using menin inhibitors has been shown to selectively reduce the viability of b-catenin–active cells and CRC organoids, but not b-catenin–inactive cells and normal organoids.

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

In July 2023, we and our partner, Incyte, announced positive topline data from the pivotal AGAVE-201 trial of axatilimab in patients with cGVHD following two or more prior lines of therapy. All three dose cohorts, 0.3 mg/kg every two weeks, 1.0 mg/kg every two weeks and 3.0 mg/kg every four weeks, met the primary endpoint. The ORR within the first six months of treatment at the 0.3 mg/kg dose was 74%, and 60% of these patients were still responding at one year. Furthermore, axatilimab was generally well tolerated, and the most common adverse events were consistent with on-target effects and prior trials. Results from the trial were featured in the Plenary Scientific Session at the 65th ASH Annual Meeting in December 2023. The FDA has accepted the BLA filing for axatilimab in adult and pediatric patients six years or older with cGVHD after failure of at least two prior lines of systemic therapy. The application has been granted Priority Review and assigned a PDUFA action date of August 28, 2024.

In January 2024, we announced that we exercised our option under the collaboration agreement and license agreement with Incyte described below under the heading "Collaborations - Incyte Collaboration and License Agreement" to co-commercialize axatilimab in the United States. We also announced the randomized, double-blind and placebo-controlled Phase 2 trial to assess the efficacy, safety and tolerability of axatilimab in patients with idiopathic pulmonary fibrosis, or IPF, is open for enrollment. Additionally, Incyte plans to initiate two combination trials with axatilimab in cGVHD in mid-2024, including both a Phase 2 combination trial with ruxolitinib and a Phase 3 combination trial with steroids.

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

Subject to the achievement of certain milestone events, we may be required to pay Vitae up to an aggregate of $99.0 million in one-time development and regulatory milestone payments over the term of the AbbVie License Agreement. In the event that we or any of its affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Vitae. Since the inception of the agreement, we achieved certain development and regulatory milestones resulting in $8.0 million in milestone payments to Vitae, which includes $2.0 million paid in the first quarter of 2023.

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

UCB

We have a license agreement with UCB, or the UCB license agreement, under which UCB granted us a worldwide, sublicensable, exclusive license to UCB6352, which we refer to as axatilimab. The UCB license agreement permits us to use axatilimab or other licensed products for all human uses, including treatment, prevention and diagnostic uses, in all indications, diseases, conditions or disorders, and we are obligated to use commercially reasonable efforts to develop, obtain regulatory approval and commercialize a certain licensed product. We are solely responsible for the development and commercialization of axatilimab, subject to our collaboration with Incyte.

Subject to the achievement of certain milestone events, we may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB license agreement. In the event that we or any of our affiliates or sublicensees commercializes axatilimab, we will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. During the year ended December 31, 2020 and 2021, we were required to pay $2.0 million and $4.0 million, respectively, due to the achievement of certain development and regulatory milestones. Additionally, in connection with its most recent amendment of the UCB license agreement, in the second quarter of 2022 we paid UCB $5.8 million, which was recognized as a milestone expense. In the fourth quarter of 2023, we achieved certain development and regulatory milestones, resulting in a $10.0 million expense, which has been recorded in accrued expenses as of December 31, 2023.

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

Sales and Marketing

Given our stage of development, we have recently started building a commercial infrastructure to support sales of our product candidates in the United States. We expect that our targeted sales force will focus on a well-defined group of medical oncologists, and transplant physicians, primarily in the non-hospital and academic settings, who are responsible for the care and treatment of cancer patients. For revumenib, we expect to manage sales, marketing and distribution through internal resources and third-party relationships. In accordance with our agreement, Incyte will lead the commercialization of axatilimab globally and we have elected to co-promote axatilimab in the United States. While we may commit significant financial and management resources to commercial activities, we would also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to rely on our current partners and may seek additional pharmaceutical partners for development as well as sales and marketing activities.

Manufacturing

We do not own or operate manufacturing facilities for the production of axatilimab, revumenib or entinostat, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers as well as Incyte for all of our required raw materials, active pharmaceutical ingredients and finished product for our preclinical research, clinical trials, and anticipated commercial supply. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Axatilimab Patent Portfolio

We in-licensed from UCB a patent portfolio directed to axatilimab. As of December 31, 2023, the in-licensed axatilimab composition-of-matter patent portfolio included two granted U.S. patents, 27 granted non-U.S. patents, including a granted Eurasian patent which has been validated in 3 countries and two granted EP patent which have been validated in 37 countries each, and 22 non-U.S. pending patent applications. The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted.

Our in-licensed patent portfolio also includes patents and patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. As of December 31, 2023, the in-licensed method of use patent family included 11 granted non-U.S. patents, including a granted EP patent which has been validated in 7 countries, and another granted EP patent which has been validated in 8 countries, and 3 non-U.S.

pending patent applications. The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted. As of December 31, 2023, the in-licensed liquid pharmaceutical compositions of anti-CSF-1R antibodies patent family included 1 granted U.S. patent, 13 granted non-U.S. patents including a granted EP patent which has been validated in 33 countries, and 5 non-U.S. pending patent applications. These in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire between November 2024 and February 2036 or later should patent term extension be granted.

Our owned axatilimab patent portfolio includes one pending U.S. patent application and six non-U.S. patent applications directed to combinations of entinostat and axatilimab. If any one of these applications were to issue as one or more patents, these patents would expire in May 2038 or later should patent term extension be granted. Our owned axatilimab patent portfolio also consists of patent applications directed to the treatment regimens and methods of using axatilimab includes one pending U.S. patent application and 18 non-U.S. patent applications. If any one of these applications were to issue as one or more patents, these patents would expire in December 2040 or later should patent term extension be granted.

Menin Asset Patent Portfolio

We in-licensed from Vitae Pharmaceuticals, LLC (formerly Vitae Pharmaceuticals, Inc., "Vitae") a subsidiary of AbbVie Inc., a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r. As of December 31, 2023, the in-licensed portfolio includes four granted U.S. patents, U.S. Patent Nos. 11,479,557, 10,683,302, 11,739,085 and 10,899,758, 20 granted non-U.S patents, including a granted European patent, which was validated in 30 member states and another granted European patent which was validated in 15 member states, two pending U.S. applications and 25 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. The in-licensed granted patents, and any pending application should they issue, are expected to expire between June 2037 and September 2037 or later should patent term extension be granted.

Our owned menin patent portfolio consists of twelve pending non-U.S. patent applications and one pending U.S. patent application, directed to combinations of a menin inhibitor and a CYP3A inhibitor for the treatment of various cancers. Our owned menin patent portfolio also consists of one U.S. provisional applications directed to the salts and polymorphic forms of menin inhibitors and pharmaceutical combinations thereof and one pending PCT patent application directed to methods of treating colorectal cancer in a subject in need thereof with a menin-MLL inhibitor. If any of these pending applications were to issue as one or more patents, these patents would expire between April 2041 and November 20244 or later should patent term extension be granted.

We co-own with Vitae and/or Syngene International Limited seventeen pending non-U.S. patent applications, two pending U.S. patent application, and two pending U.S. provisional applications, covering composition of matter and methods of treating cancer and other diseases mediated by the menin-MLL interaction. Syngene International Limited is obligated to assign their rights to us.

We also co-own with Board of Regents, The University of Texas System six pending non-U.S. patent applications, one pending U.S. patent application, covering methods of treating cancer with combinations, including menin inhibitors and Bcl-2 inhibitors.

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2023, our portfolio included four owned pending U.S. non-provisional patent applications, three owned granted U.S. patents, U.S. Patent Nos. 10,226,472, 11,324,822, and 11,397,184 which expire in August 2032, March 2036 and October 2036, respectively, or later should patent term extension be granted, directed to methods of treating a patient with combinations of entinostat and pembrolizumab or other therapeutic agents, 19 granted non-U.S. patents (including one European patent validated in countries), and 39 owned non-U.S. pending patent applications. Our owned entinostat patent portfolio includes pending U.S. and non-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat and exemestane, methods of treating cancer patients by administration of entinostat in combination with an HER2 inhibitor, treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies, entinostat and CSF-1 or CSF-1R combination therapies (also discussed above in the Axatilimab Patent Portfolio) and patient selection for combination therapy comprising entinostat and a second therapeutic agent. The granted patents, and any pending applications should they issue as one or more patents, these patents would expire between August 2032 and May 2039 or later should patent term extension be granted.

The patent portfolio we licensed from Bayer contains a number of issued U.S. and foreign patents as well as patent applications pending outside the United States. A number of the patents and patent applications we licensed from Bayer are directed to entinostat while other patents and patent applications are directed to compounds other than entinostat. As of December 31, 2023, the portfolio we licensed from Bayer included seven issued U.S. patents, 62 granted non-U.S. patents and 17 patent applications pending in non-U.S. patent offices.

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

Of the unexpired foreign-granted patents we licensed from Bayer, there are 33 granted foreign counterparts of the ‘166 patent (now RE45,499) that cover crystalline polymorph B, including the European patent and Eurasian patent. The granted European patent comprises 37 national countries that have all been validated, and the granted Eurasian patent comprises nine countries that have all been validated. Likewise, there are 3 pending foreign counterparts of the ‘166 crystalline polymorph B patent. Other patents and patent applications in the licensed Bayer portfolio are expired and covered methods of treatment by administration of entinostat.

Patent Term

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the earliest non-provisional application or PCT application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the development and regulatory review process. To obtain a patent extension in the United States, the term of the relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. If our future products contain active ingredients which have not been previously approved, we may be eligible for a patent term extension in the United States. In the United States, we expect to seek extension of patent terms under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent for patent claims covering a new chemical entity. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

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
•
submission of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;
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

Expedited Review Programs

Among other programs, the FDA may expedite the review of a product candidate designated as a breakthrough therapy, which is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request the FDA to designate a drug as a breakthrough therapy at the time of, or any time after, the submission of an IND application for the drug. If the FDA designates a drug as a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment. The FDA may rescind a breakthrough therapy designation in the future if further clinical development later shows that the criteria for designation are no longer met.

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

The FDA closely regulates the labeling, marketing and promotion of drugs and biologics. While doctors are free to prescribe any drug approved by the FDA for any use based on the doctor’s independent medical judgment, a company can only make claims relating to safety and efficacy of a drug that are consistent with FDA approval, and a company is allowed to actively market a drug only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties. Government regulators recently have increased their scrutiny of the promotion and marketing of drugs.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Employees and Human Capital Resources

As of February 19, 2024, we had 184 full-time employees. Of the full-time employees, 112 were primarily engaged in research and development activities and 44 have an M.D., Ph.D., or PharmD degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Environmental, Social and Governance Commitment

We are highly committed to policies and practices focused on environmental, social and governance, or ESG, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on ESG policies and practices, we believe that we can affect a meaningful and positive change in our communities and continue to cultivate our open and inclusive collaborative culture. Some of the initiatives that we were most proud of in 2023 included continuing support for the scientific, medical, patient and local communities in which we operate, including disease awareness and supporting community needs through participation in events within the community at large. We are committed to reducing our environmental footprint. Electric car charging stations are available to employees at our Massachusetts office location. We have been methodically minimizing our use of paper records in favor of electronic records and have a robust recycling program in each office for paper, batteries and electronic equipment. We enable our employees to participate in various charity events, including walks, races and other events that impact change in the communities of the patients that we serve. This allows our employees to support causes that are meaningful to them and their families and aligns with our mission, goals and vision.

Corporate and Other Information

We were incorporated in Delaware in 2005. In 2011, we established a wholly owned subsidiary in the United Kingdom, in 2014 we established a wholly owned U.S. subsidiary, and in 2021, we established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. We currently operate in one segment.

Our principal office is located in Waltham, Massachusetts, where we lease approximately 12,000 square feet of office space pursuant to a lease that expires in February 2025. We also lease approximately 16,000 square feet of office space in New York, New York pursuant to leases that expires in August 2025. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

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

•
Revumenib and axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides sufficient clinical benefit for patients.
•
Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes to the final data.
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
•
our ability to prevent any significant disruptions of our information technology systems and protect the security of our data; and
•
our ability to enforce our intellectual property rights in and to our product candidates.

If we fail to obtain regulatory approval for our product candidates, we will not be able to generate product sales, which will have a material adverse effect on our business and our prospects.

Revumenib has undergone limited clinical testing and we may fail to show that it is well tolerated and provides sufficient clinical benefit for patients.

Research suggests that certain acute leukemias, such as lysine methyltransferase 2A rearranged, or KMT2Ar, acute myeloid or lymphoid leukemia, AML or ALL, and nucleophosmin 1, or NPM1, mutant AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of KMT2A protein. In NPM1 mutant AML the interaction with menin occurs via the wild type KMT2A protein, and in KMT2Ar acute leukemia, the interaction occurs via a mutant form of KMT2A, a fusion protein known as KMT2Ar. KMT2Ar results from a rare, spontaneous fusion between the N-terminus of the KMT2A gene and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-KMT2Ar interaction, such as revumenib, which bind to, and block the interaction of menin with either KMT2A rearranged or wildtype, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring KMT2A fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with KMT2Ar and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult R/R patients with KMT2Ar ALL, KMT2Ar AML, and NPM1 mutant AML. In October 2023, we announced positive topline data in patients with R/R KMT2Ar acute leukemia and that we have submitted an NDA under the FDA’s RTOR program. Neither breakthrough therapy designation nor RTOR review change the standards for approval and may not ultimately expedite the approval process or lead to approval. While we believe that we have established sufficient efficacy to warrant an NDA submission and continued development in these indications, we may not yet have sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides sufficient clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. In 2018, we commenced a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who had failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. In July 2023, we announced that AGAVE-201 met its primary endpoint across all three doses in the trial. In January 2024, we announced that, along with Incyte, we have submitted a BLA, the previous December. While we believe that we have established sufficient efficacy to warrant a BLA submission and continued development in this indication, we may not yet have sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes to the final data.

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

The FDA or foreign regulatory authorities may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or may cause us to decide to abandon our development program. Even if we were to obtain approval, regulatory authorities may approve one or more of our product candidates for a more limited patient population than we request, may grant approval contingent on the performance of costly post-marketing trials, may impose a risk evaluation and mitigation strategy, or REMS, or foreign regulatory authorities may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of one or more of our product candidates and impose burdensome implementation requirements on us, or may approve it with a label that does not include the labeling claims necessary or desirable for the successful commercialization of one or more of our product candidates, all of which could limit our ability to successfully commercialize our product candidates. Moreover, if adopted in the form proposed, the recent European Commission proposals to revise the existing European Union, or EU, laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Private payors often follow decisions by Center for Medicare & Medicaid Services, or CMS, regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in

2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several, Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
•
the federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other.;
•
the Affordable Care Act amended the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, clinical trial data and financial information or collectively, sensitive data.

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with healthcare laws and regulations.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA and collectively, CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Our employees and personnel may occasionally use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks and our sensitive data. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Furthermore, our ability to monitor the aforementioned third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

In addition, we currently offer a hybrid-work environment, which may make us more vulnerable to cyberattacks as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely); however, we may not detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are increasing in their frequency, levels of persistence, sophistication and intensity, and are also being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Such attacks could include the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks, credential stuffing and/or harvesting, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information systems and sensitive data. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive data, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, including but not limited to a security incident involving personal information regarding employees or clinical trial patients, we may experience adverse consequences, such as disruptions to our business, harm to our reputation, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, or we may otherwise be subject to liability under laws, regulations, and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. Any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events resulting in the unauthorized access, release or transfer of sensitive data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect and any delay in identifying them may lead to increased harm of the type described above.

While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will be effective. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ potential use of generative AI technologies.

Social media platforms and AI-based platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry are evolving, creating uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, AI-based platforms are increasingly being used in the biopharmaceutical industry. The use of AI platforms by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

For the year ended December 31, 2023, we reported a net loss of $209.4 million. As of December 31, 2023, we had an accumulated deficit of $902.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Intellectual Property

If we are unable to obtain or protect intellectual property rights in and to our product candidates, we may not be able to compete effectively in our market.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

In addition, the stock market in general, and the Nasdaq Global Select Market, or Nasdaq, and biopharmaceutical companies in particular, frequently experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and negative impact on the market price of our common stock

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, in December 2023, we sold a total of 12,432,431 shares of our common stock in a public offering. The issuance of these shares of our common stock resulted, and any future issuance pursuant to sales under the 2023 ATM Program will result, in dilution to our stockholders.

The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. Additionally, in November 2023, we sold 2,719,744 common shares under the 2023 ATM Program, with net proceeds of approximately $42.1 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants or sales under the 2023 ATM Program will result, in dilution to our stockholders.

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

As of December 31, 2023, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.3% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our clinical trial and related data, or Information Systems and Data.

Our information security function, which is led by our Vice President of Information Technology, or VP of IT, helps identify, assess and manage our cybersecurity threats and risks. The information security function identifies and assesses cybersecurity threats and risks by monitoring and evaluating our threat environment and the our risk profile using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats, evaluating threats reported to us, internal and external audits, leveraging third party threat assessments, conducting vulnerability identification assessments, and leveraging external threat intelligence.

Depending on the environment or system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, disaster recovery and business continuity plans, encryption of certain data, network security controls, data segregation for certain data, access controls, physical controls, systems monitoring, penetration testing, and cybersecurity insurance. Certain information about our assessment and management of material risks from cybersecurity threats is included in risk management reports as applicable to senior leadership and the audit committee.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, managed cybersecurity service providers, professional service firms, including legal counsel, forensic investigators, and penetration testing service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, hosting companies, supply chain resources, contract research organizations, and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the critical systems, information and assets at issue, and the identity of the provider, we may conduct a review of security assessments provided by the vendor.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report, including “If our information technology systems, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our VP of IT, who has 25 years of experience in information technology including IT leadership in Department of Defense Research, who reports to our Chief Financial Officer, or CFO, who has over 20 years of experience as a CFO, including supervisory responsibility over IT and cybersecurity functions.

Our VP of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our VP of IT is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO, General Counsel, or GC, and Chief Executive Officer, or CEO. Our GC, CFO, and other leadership personnel work with our incident response team to help assess impact and mitigate and remediate cybersecurity incidents of which they are notified, in addition to notifying the audit committee of our board of directors, as appropriate.

Our board of directors’ audit committee receives annual reports from our CFO, concerning our significant cybersecurity threats and risk and the processes the Company has implemented to address them. Our audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, and consists of 12,000 square feet of leased office space under a lease that expires on February 28, 2025. We also have 16,000 square feet of leased office space in New York, New York, under a lease that expires on August 31, 2025. We believe that our existing facilities are sufficient for our needs for the foreseeable future. If we determine that additional or new facilities are needed in the future, we believe that appropriate alternative space would be available to us on commercially reasonable terms.

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

Holders of Record

As of February 19, 2024, we had approximately 20 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The performance graph shown below compares the annual change in cumulative total stockholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2018, through the year ended December 31, 2023. The graph assumes an investment of $100 on December 31, 2018 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

For the discussion of the financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib, and axatilimab. We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and necleophosmin 1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2023 and 2022, we reported a net loss of $209.4 million and $149.3 million, respectively. For the year ended December 31, 2021, we reported a net profit of $24.9 million. As of December 31, 2023, we had an accumulated deficit of $902.4 million, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2023, we had cash, cash equivalents and short-term and long-term investments of $600.5 million.

Significant Risks and Uncertainties

The current inflationary environment may materially affect our business and operating results by increasing the cost of our clinical trial materials and supplies, driving the U.S. Federal Reserve system to increase interest rates, which in turn increased our overhead costs. Rising interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, additional high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions as a result of the ongoing war between Russia and Ukraine and the war in Israel, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. Our revenues for the year ended December 31, 2021, have been solely derived from our license, development and commercialization agreements with Kyowa Kirin Co., Ltd., or KKC, and with Incyte Corporation, or Incyte. We generated no revenue during the years ended December 31, 2023 and 2022.

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

Research and development activities are central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our drug candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

It is difficult to determine, with certainty, the duration and completion costs of our current or future preclinical programs, research studies and clinical trials of our product candidates. The duration, costs and timing of research studies and clinical trials of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•
per patient costs;
•
the number of patients that participate;
•
the number of clinical trial sites;
•
the countries in which the trials are conducted;
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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, business development and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development and anticipated commercialization of our product candidates. Additionally, in anticipation of expected regulatory approvals of the our drug candidates, we expect an increase in employee-related expenses and other commercial expenses in 2024 as a result of our preparation for the commercial launch, especially as it relates to the sales and marketing of our drug product candidates.

Interest Expense

Interest expense consists primarily of interest expense on our operational and capital leases and in prior years consisted of our term loan, which was paid off in 2022.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short and long-term investment balances.

Other (Expense) Income, net

Other (expense) income net includes income (expense), net consisting of revaluation of foreign currency related to trade payables.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in "Summary of Significant Accounting Policies" (Note 3) to our audited consolidated financial statements included in this Annual Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Critical Accounting Estimates

The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and assumptions. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. Other significant accounting policies are outlined in "Summary of Significant Accounting Policies" (Note 3) to our consolidated financial statements included in this Annual Report.

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

As of December 31, 2021, we recorded revenue of $126.6 million relating to the Incyte Collaboration Agreement and $13.3 million relating to the KKC Agreement. For the years ended December 31, 2023 and 2022, no revenue has been recognized relating to either agreement.

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

We applied significant judgment to our KKC Agreement. We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation. In September 2021, KKC informed us, that they have discontinued the entinostat program and have cancelled the license to develop and commercialize entinostat. As a result, we recognized $12.4 million in revenue, which was previously deferred in the third quarter of 2021.

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

Results of Operations

Comparison of the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 - 2022 Increase (Decrease)		2022 - 2021 Increase (Decrease)
(in thousands)	2023	2022	2021	$	%	$	%
Revenues:
License fees	$-	$-	$139,709	$—	0%	$(139,709)	(100)%
Total revenues	-	-	139,709	—	0%	(139,709)	(100)%
Operating expenses:
Research and development	163,032	118,499	88,248	44,533	38%	30,251	34%
Selling, general and administrative	66,922	33,258	25,241	33,664	101%	8,017	32%
Total operating expenses	229,954	151,757	113,489	78,197	52%	38,268	34%
(Loss) income from operations	(229,954)	(151,757)	26,220	(78,197)	52%	(177,977)	(679)%
Other income (expense):
Interest expense	(208)	(3,137)	(1,899)	2,929	(93)%	(1,238)	65%
Interest income	21,163	5,872	403	15,291	260%	5,469	1357%
Other (expense) income	(361)	(316)	202	(45)	14%	(518)	(256)%
Total other income (expense)	20,594	2,419	(1,294)	18,175	751%	3,713	(287)%
Net (loss) income	$(209,360)	$(149,338)	$24,926	$(60,022)	40%	$(174,264)	(699)%

Research and Development

The following table summarizes the research and development expenses for the full years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 - 2022 Increase (Decrease)		2022 - 2021 Increase (Decrease)
(in thousands)	2023	2022	2021	$	%	$	%
Revumenib-related costs	$64,122	$47,315	$31,054	$16,807	36%	$16,261	52%
Axatilimab-related costs	32,114	33,318	27,925	(1,204)	(4)%	5,393	19%
Other R&D programs	5,441	6,328	8,873	(887)	(14)%	(2,545)	(29)%
Personnel cost and other expenses	47,208	25,522	15,998	21,686	85%	9,524	60%
Stock-based compensation	14,147	6,016	4,398	8,131	135%	1,618	37%
Total research and development expenses	$163,032	$118,499	$88,248	$44,533	38%	$30,251	34%

For the year ended December 31, 2023, our total research and development expenses increased by $44.5 million or 38 % from the prior year. The increase is primarily due to:

•
An increase in $16.8 million in revumenib related costs due to increases in expenses associated with registrational trials, the initiation of frontline/combination trials, clinical diagnostic test development costs, and regulatory expenses associated with New Drug Applications, or NDA, submission.
•
A decrease of $1.2 million in axatilimab-related costs is due to lower registrational trial costs, lower costs for the IPF trial that were driven by start-up costs in 2022, and lower CMC-related expenses, net of expense reimbursement from Incyte, our co-development partner, of $12.3 million in 2023 and $25.9 million in 2022.

•
An increase of $29.8 million in personnel costs, including non-cash stock-based compensation, and other expenses related to increases in headcount to support of on-going clinical trials and regulatory expenses, NDA activities and related expenses and overhead expenses (e.g. information technology and facilities).

The following table summarizes the internal and external research and development expenses for the full years ended December 31, 2023 and 2022:

	Years Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	$	%
External research and development expenses	$105,978	$89,788	$16,190	18%
Internal research and development expenses	57,054	28,711	28,343	99%
Total research and development expenses	$163,032	$118,499	$44,533	38%

We expect research and development expenses to fluctuate from quarter to quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Selling, General and Administrative

The following table summarizes the selling, general and administrative expenses for the full years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 - 2022 Increase (Decrease)		2022 - 2021 Increase (Decrease)
(in thousands)	2023	2022	2021	$	%	$	%
Commercial related expenses	$13,115	$2,116	$356	$10,999	520%	$1,760	494%
Other SG&A expenses	14,105	9,838	9,697	4,267	43%	141	1%
Personnel cost and other expenses	22,898	11,301	6,269	11,597	103%	5,032	80%
Stock-based compensation	16,804	10,003	8,919	6,801	68%	1,084	12%
Total selling, general and administrative expenses	$66,922	$33,258	$25,241	$33,664	101%	$8,017	32%

For the year ended December 31, 2023, our total selling, general and administrative expenses increased by $33.7 million, or 101%, from the prior year. The increase primarily is due to:

•
An increase of $11.0 million in commercialization activities for the revumenib and axatilimab programs.
•
An increase of $4.3 million related to increases in rent, information technology, human resources and legal related expenses.
•
An increase of $18.4 million in personnel costs, including non-cash stock-based compensation, and related costs related to increases in headcount to support a growing research and development organization and preparation for commercial launch.

Interest Expense and Income

For the year end December 31, 2023, interest expense decreased by $2.9 million, or 93%, from the prior year. The decrease is primarily due to the elimination of interest expense related to the amended loan agreement by and between the Company and Hercules, which was terminated in September 2022.

For the year ended December 31, 2023, interest income increased by $15.3 million, or 260%, from the prior year. This increase was primarily due to higher interest rates and increased average balance on cash equivalents and short and long-term investments.

Other (Expense) Income, net

For the year ended December 31, 2023, the total other (expense) income, net increased from the comparable period in the prior year primarily due to an increase in revaluation of foreign currency related to trade payables.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash, cash equivalents and short-term and long-term investments totaling $600.5 million. Since our inception, our operations have been primarily financed by net proceeds from our public stock offerings, and revenue from our license agreements. We believe that our cash, cash equivalents and short and long-term investments as of December 31, 2023, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents, short and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Loan and Security Agreement

In February 2020, we entered into a loan and security agreement, with Hercules, as amended in December 2021, which we refer to as the Amended Loan Agreement. We terminated the Amended Loan Agreement in September 2022. On September 23, 2022, we made a prepayment of $21.5 million to satisfy in full all of our principal and interest obligations and related fees under the Amended Loan Agreement. The payoff amount paid by us in connection with the termination of the Amended Loan Agreement was pursuant to a payoff letter with Hercules and included payment of (a) $1.0 million as an end-of term fee and (b) $0.4 million as a pre-payment fee. Hercules released all security interests held on our assets.

For additional details on our Amended Loan Agreement, see "Loan Payable" (Note 14) to our consolidated financial statements in this Annual Report.

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

Our material cash requirements include the following contractual obligations as of December 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see our consolidated financial statements.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$1,802	$1,196	$606	$—	$—
Capital lease for office equipment (2)	26	14	12	—	—
	$1,828	$1,210	$618	$—	$—
(1)
In August 2021, we signed a 36-month extension of the lease for the office space in Waltham, MA. In August 2022, we signed a 36-month extension of the lease for the office space in New York, NY. In May 2023, we signed a 27-month lease for an additional space in New York, NY. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)
In January 2022, we entered into two four-year non-cancelable leases for office equipment. In June 2023, we entered into one two-year non-cancelable lease for office equipment. All three leases are accounted for as a capital lease. The leased assets are included in property, plant and equipment, at cost.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ending December 31, 2021. As of December 31, 2023, we had an accumulated deficit of $902.4 million. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In March 2021, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more at-the-market, or ATM, equity offerings, or the 2021 ATM Program. On May 26, 2023, we terminated the 2021 ATM Program. Prior to termination, we sold shares under the 2021 ATM Program for aggregate net proceeds of approximately $25.0 million.

In May 2023, we entered into a new sales agreement with TD Cowen under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon the filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2023, we sold 2,719,744 shares of common stock under the 2023 ATM Program for net proceeds of approximately $42.1 million.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by operating activities	$(160,601)	$(133,675)	$29,131
Net cash provided by (used in) investing activities	117,609	(186,188)	(40,873)
Net cash provided by financing activities	264,132	172,254	118,464
Net increase (decrease) in cash and cash equivalents	$221,140	$(147,609)	$106,722

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $160.6 million and primarily consisted of our net loss of $209.4 million adjusted for non-cash items including stock-based compensation of $31.0 million, an investment increase of $14.8 million, a net increase in operating assets and liabilities of $32.0 million and non-cash operating lease expense of $0.7 million. The significant items in the increase in operating assets and liabilities include an increase in accrued expenses and other liabilities of $14.9 million, an increase in collaboration payable of $10.7 million, an increase in accounts payable of $5.7 million, and an increase in prepaid expenses and other assets of $0.7 million.

Net cash used in operating activities for the year ended December 31, 2022 was $133.7 million and primarily consisted of our net loss of $149.3 million adjusted for non-cash items including stock-based compensation of $16.0 million, an investment increase of $3.4 million, a net increase in operating assets and liabilities of $1.7 million, an increase in interest expense associated with the term loan of $1.1 million, and non-cash operating lease expense of $0.4 million. The significant items in the increase in operating assets and liabilities include an increase in accrued expenses and other liabilities of $9.4 million, an increase in collaboration receivable of $3.5 million, partially offset by a decrease in prepaid expenses and other assets of $3.0 million, and a decrease in accounts payable of $1.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by in investing activities for the year ended December 31, 2023 was $117.6 million and was due to $472.2 million in proceeds from the maturities of available-for-sale marketable securities, partially offset by the purchase of $354.6 million of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2022, was $186.2 million and was primarily due to the purchase of $495.3 million of available-for-sale marketable securities partially offset by $308.9 million in proceeds from the maturities of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $264.1 million and was primarily due to proceeds of $215.9 million from the issuance of common stock in a follow-up offering, $42.1 million from the issuance of common in at-the-market offering, and $6.0 million of proceeds from the stock option exercises and ESPP purchases.

Net cash provided by financing activities for the year ended December 31, 2022, was $172.3 million and was primarily due proceeds of $162.0 million from the issuance of common stock in a public offering, $19.4 million of proceeds from at-the-market offerings, and $11.9 million of proceeds from the stock option exercises and ESPP purchases, partially offset by payment on the term loan of $21.0 million.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2023, we had federal and state tax net operating loss carryforwards, or NOLs, of approximately $136.4 million and $63.5 million, respectively. We have generated federal NOLs of $114.3 million and state NOLs of $0.9 million which have an indefinite carryforward period. The remaining $22.1 million of federal NOLs and the $62.6 million of state NOLs will begin to expire at various dates starting in 2026. At December 31, 2023, we had available income tax credits of approximately $12.7 million, with $8.9 million attributable to Federal R&D Credits and $3.8 million attributable to state R&D Credits, which are available to reduce future income taxes, if any. These income tax credits began to expire in 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and short-term and long-term investments of $600.5 million, consisting of overnight investments, interest-bearing money market funds and highly rated federal bonds and short and long-term investments including commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on

that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2023, included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syndax Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2024

Item 9B. Other Information

Change in Control Arrangements

On February 27, 2024, several of our named executive officers entered into amendments to their employment agreements providing, in part, for increases in their change in control benefits. For Mr. Metzger, in the event of an involuntary termination without cause or resignation for good reason within three (3) months prior to, or within twelve (12) months following, a change in control, he will receive (i) an amount equal to 24 months of base salary, payable in a lump sum, (ii) an amount equal to 24 months of the target annual incentive award, payable in a lump sum, and (iii) continuation of health benefits for 24 months. For Drs. Gallagher and Madigan and Messrs. Albrecht and Goldan, in the event of an involuntary termination without cause or resignation for good reason within three (3) months prior to, or within twelve (12) months following, a change in control, each will receive (i) an amount equal to 18 months of base salary, payable in a lump sum, (ii) an amount equal to 18 months of the target annual incentive award, payable in a lump sum, and (iii) continuation of health benefits for 18 months.

Trading Arrangements

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities, except as set forth below:

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Michael Metzger - Chief Executive Officer and Director (1)	Rule 10b5-1 trading arrangement	01/05/2023	12/22/2023	100,000	Sales of shares intended to satisfy the affirmative defense of Rule 10b5–1(c)
Briggs W. Morrison, M.D. - Director (1)	Rule 10b5-1 trading arrangement	02/09/2023	12/06/2023	466,167	Sales of shares intended to satisfy the affirmative

defense of Rule 10b5–1(c)

(1) Termination of Rule 10b5-1 trading arrangement, each of which the reporting person terminated prior to the sale of all plan securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of our fiscal year ended December 31, 2023, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled "Compensation Discussion and Analysis", “Executive Officer” and “Director Compensation”, "Pay Versus Performance" and "The Board of Directors and its Committees-Compensation Committee Interlocks and Insider Participation" in our 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “The Board of Directors and Its Committees – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the investors section of our website at www.syndax.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in Proposal 3 in our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.3	Description of Capital Stock.

10.1*	2007 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

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

10.11*

Form of Incentive Stock Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on January 4, 2016).

10.12*

Form of Non-Qualified Option Agreement under 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on March 25, 2016).

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

10.15*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.16*	Syndax Pharmaceuticals, Inc. 2023 Inducement Plan.

10.17*

Form of Option Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2023 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on February 8, 2023).

10.18*

Form of Restricted Stock Unit Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2023 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2023).

10.19*	Amended and Restated Executive Employment Agreement by and between the Company and Michael A. Metzger, dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.17 to the

Exhibit No.	Description

Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 1, 2022).

10.20*	Amendment to Amended and Restated Executive Employment by and between the Company and Michael A. Metzger, dated as of February 26, 2024.

10.21*

Amended and Restated Executive Employment Agreement by and between the Company and Briggs W. Morrison, M.D., dated as of February 2, 2022 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 1, 2022).

10.22*	Amended and Restated Executive Employment Agreement by and between the Company and Luke J. Albrecht, dated as of April 27, 2020.

10.23*	Amendment to Amended and Restated Executive Employment by and between the Company and Luke J. Albrecht, dated as of February 26, 2024.

10.24*

Executive Employment Agreement by and between the Company and Catherine Madigan, M.D., dated as of March 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2022).

10.25*	Amendment to Executive Employment by and between the Company and Catherine Madigan, M.D., dated as of February 26, 2024.

10.26*

Executive Employment Agreement by and between the Company and Keith A. Goldan, dated as of June 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 13, 2022).

10.27*	Amendment to Executive Employment by and between the Company and Keith A. Goldan, dated as of February 26, 2024.

10.28*

Executive Employment Agreement by and between the Company and Steve M. Sabus, dated as of December 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on December 5, 2022).

10.29*

Executive Employment Agreement by and between the Company and Neil Gallagher, M.D., Ph.D., dated as of March 30, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 30, 2023).

10.30*	Amendment to Executive Employment by and between the Company and Neil Gallagher, M.D., Ph.D., dated as of February 26, 2024.

10.31*	Non-employee Director Compensation Policy, as amended, dated as of February 7, 2024.

10.32*

Form of Indemnification Agreement by and between the company and each of its directors and officers (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.33†

License, Development and Commercialization Agreement by and between the company and Bayer Schering Pharma AG, dated as of March 26, 2007 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.34†

First Amendment to the License, Development and Commercialization Agreement by and between the company and Bayer Pharma AG, dated as of October 13, 2012 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

10.35	Second Amendment to the License, Development and Commercialization Agreement by and between the company and Bayer Pharma AG, dated as of February 1, 2013 (incorporated herein by reference to

Exhibit No.	Description

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

10.39†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.40†

Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10.41†

Mutual Release and Settlement Agreement by and between the Company and UCB Biopharma SRL, dated as of June 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 8, 2022).

10.42†

License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of October 13, 2017 (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 8, 2018).

10.43†

Amendment No. 1 to License Agreement by and between the Company and Vitae Pharmaceuticals, Inc., dated as of January 25, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 8, 2019).

10.44†

Collaboration and License Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.45

Purchase Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 28, 2023).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

97	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SYNDAX PHARMACEUTICALS, INC.

Date: February 27, 2024	By:	/s/ Michael A. Metzger
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

Signature	Title	Date

/s/ Michael A. Metzger	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Michael A. Metzger

/s/ Keith Goldan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Keith Goldan

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	February 27, 2024
Dennis G. Podlesak

/s/ Martin H. Huber, M.D.	Director	February 27, 2024
Martin H. Huber, M.D.

/s/ Jennifer Jarrett	Director	February 27, 2024
Jennifer Jarrett

/s/ Keith A. Katkin	Director	February 27, 2024
Keith A. Katkin

/s/ Pierre Legault	Director	February 27, 2024
Pierre Legault

/s/ William Meury	Director	February 27, 2024
William Meury

/s/ Briggs W. Morrison, MD.	Director	February 27, 2024
Briggs W. Morrison, MD.

Syndax Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Prepaid and Accrued Clinical Costs— Refer to Notes 3 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes research and development expenses as incurred, which include costs relating to clinical trial and clinical study activities performed by the CROs. Expenses related to clinical trials and studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the contract research organizations (“CROs”). Tracking the progress of the clinical study and trial activities, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements with the CROs.

We identified the estimates for research and development accrued and prepaid CRO expenses, including costs incurred by CROs as a critical audit matter due to the judgments necessary for management to estimate the level of services provided and the costs incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. Prepaid CRO expenses are recorded within the balance of short-term deposits on the consolidated balance sheet, while accrued CRO expenses are recorded within the balance of accrued expenses and other current liabilities on the consolidated balance sheet. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management's estimates of such accrued and prepaid CRO expenses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to prepaid and accrued clinical costs included the following, among others:

•
We tested the effectiveness of internal controls over the estimation of accrued CRO and prepaid CRO expense calculations, including management’s controls over the assessment and estimation of the costs incurred for significant research and development activities performed by CROs.
•
For a sample of contracts, we read the related contracts, purchase orders, statements of work and other contractual documentation. We tested the completeness and accuracy of the information used to develop the estimates and evaluated the significant assumptions used by management to estimate the recorded amounts by performing the following:
o
Performed corroborating inquiries with the Company’s research and development personnel to understand the nature and progress of the studies conducted by the CROs.
o
Inspected information from third-party service provider CRO.
o
Obtained corresponding invoices and evidence of payment to third-party service provider CROs.
o
Compared the estimated accrual balance as of December 31, 2023, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2024

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$295,394	$74,356
Short-term investments	275,304	401,446
Short-term deposits	6,885	8,595
Collaboration receivable, net	—	3,474
Prepaid expenses and other current assets	3,293	1,915
Total current assets	580,876	489,786
Long-term investments	29,829	5,469
Property and equipment, net	8	20
Right-of-use asset	1,487	1,039
Restricted cash	217	115
Other assets	463	807
Total assets	$612,880	$497,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,961	$4,350
Collaboration payable, net	7,232	—
Accrued expenses and other current liabilities	39,856	24,276
Current portion of right-of-use liability	1,035	434
Current portion of capital lease	12	5
Total current liabilities	58,096	29,065
Long-term liabilities:
Right-of-use liability, less current portion	578	709
Capital lease, less current portion	10	13
Total long-term liabilities	588	722
Total liabilities	58,684	29,787
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 200,000,000 and 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 84,826,632 and 68,111,385 shares outstanding at December 31, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	1,456,370	1,161,288
Accumulated other comprehensive income (loss)	218	(806)
Accumulated deficit	(902,400)	(693,040)
Total stockholders' equity	554,196	467,449
Total liabilities and stockholders' equity	$612,880	$497,236

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
License fees	$—	$—	$139,709
Total revenues	—	—	139,709
Operating expenses:
Research and development	163,032	118,499	88,248
Selling, general and administrative	66,922	33,258	25,241
Total operating expenses	229,954	151,757	113,489
(Loss) income from operations	(229,954)	(151,757)	26,220
Other income (expense):
Interest expense	(208)	(3,137)	(1,899)
Interest income	21,163	5,872	403
Other (expense) income, net	(361)	(316)	202
Total other income (expense)	20,594	2,419	(1,294)
Net (loss) income	$(209,360)	$(149,338)	$24,926
Net (loss) income attributable to common stockholders	$(209,360)	$(149,338)	$24,926

Net (loss) income Per Share:
Basic (loss) earnings per share attributable to common stockholders	$(2.98)	$(2.46)	$0.48
Diluted (loss) earnings per share attributable to common stockholders	$(2.98)	$(2.46)	$0.46

Weighted-average common shares used in calculating:
Basic (loss) earnings per share attributable to common stockholders	70,370,519	60,760,906	52,064,809
Diluted (loss) earnings per share attributable to common stockholders	70,370,519	60,760,906	53,622,904

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(209,360)	$(149,338)	$24,926
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	1,024	(851)	49
Comprehensive (loss) income	$(208,336)	$(150,189)	$24,975

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance—January 1, 2021	47,881,223	$5	$820,815	$(4)	$(568,628)	$252,188
Proceeds from at-the-market offering, net of $159 offering expenses	277,629	—	5,131	—	—	5,131
Proceeds from direct offering, net of $5,332 offering expenses	3,802,144	1	81,205	—	—	81,206
Stock purchase under ESPP	26,878	—	—	—	—	—
Pre-funded warrant cashless exercise	725,784	—	—	—	—	—
Proceeds from Incyte Share Purchase Agreement	1,421,523	—	24,848	—	—	24,848
Stock-based compensation expense	—	—	13,317	—	—	13,317
Unrealized gain on investments	—	—	—	49	—	49
Vesting of RSU	5,500	—	—	—	—	—
Employee withholdings ESPP	—	—	367	—	—	367
Proceeds from exercise of stock options	842,424	—	6,336	—	—	6,336
Net income	—	—	—	—	24,926	24,926
Balance—December 31, 2021	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Proceeds from at-the-market offering, net of $600 offering expenses	1,111,111	—	19,425	—	—	19,425
Proceeds from direct offering, net of $10,535 offering expenses	7,840,909	1	161,965	—	—	161,966
Stock purchase under ESPP	28,999	—	—	—	—	—
Pre-funded warrant cashless exercise	2,832,151	—	—	—	—	—
Stock-based compensation expense	—	—	16,019	—	—	16,019
Vesting of RSU	38,749	—	—	—	—	—
Unrealized loss on investments	—	—	—	(851)	—	(851)
Employee withholdings ESPP	—	—	401	—		401
Proceeds from exercise of stock options	1,276,361	—	11,459	—	—	11,459
Net loss	—	—	—	—	(149,338)	(149,338)
Balance—December 31, 2022	68,111,385	7	$1,161,288	$(806)	$(693,040)	$467,449
Proceeds from direct offering, net of $14,044 offering expenses	12,432,431	1	215,954	—	—	215,955
Proceeds from at-the-market offerings, net of $1,086 offering expense	2,719,744	—	42,139	—	—	42,139
Stock-based compensation expense	—	—	30,951	—	—	30,951
Unrealized gain on investments	—	—	—	1,024	—	1,024
Stock purchase under ESPP	34,797	—	—	—	—	—
Employee withholdings ESPP	—	—	910	—	—	910
Pre-funded warrant cashless exercise	857,131	—	—	—	—	—
Vesting of RSU	9,102	—	—	—	—	—
Proceeds from exercise of stock options	662,042	—	5,128	—	—	5,128
Net loss	—	—	—	—	(209,360)	(209,360)
Balance—December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(209,360)	$(149,338)	$24,926
Adjustments to reconcile net loss to net cash provided (used in) provided by operating activities:
Depreciation	12	33	43
(Accretion) amortization of investments	(14,803)	(3,382)	644
Non-cash operating lease expense	739	421	413
Non-cash interest income (expense)	—	1,103	(225)
Changes in fair value of derivative liability	—	(187)	(389)
Stock-based compensation	30,951	16,019	13,317
Other	—	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	676	(2,972)	(1,394)
Collaboration payable/receivable, net	10,706	(3,474)	—
Accounts payable	5,611	(1,319)	2,161
Deferred revenue	—	—	(13,133)
Accrued expenses and other liabilities	14,867	9,421	2,769
Net cash (used in) provided by operating activities	(160,601)	(133,675)	29,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(129)
Proceeds from sales of equipment	—	225	—
Purchases of short and long-term investments	(354,606)	(495,346)	(294,719)
Proceeds from sales and maturities of short-term investments	472,215	308,933	253,975
Net cash provided by (used in) investing activities	117,609	(186,188)	(40,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offerings, net	215,955	161,965	81,206
Proceeds from issuance of common stock in at-the-market offering, net	42,139	19,425	5,131
Allocation of proceeds to common stock issued under the Incyte Share Purchase Agreement	—	—	24,848
Allocation of proceeds to derivative liability recorded under the Incyte Share Purchase Agreement	—	—	576
Payment on term loan	—	(20,996)	—
Proceeds from ESPP	910	401	367
Proceeds from stock option exercises	5,128	11,459	6,336
Net cash provided by financing activities	264,132	172,254	118,464
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	221,140	(147,609)	106,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	74,471	222,080	115,358
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$295,611	$74,471	$222,080

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash and cash equivalents	$295,394	$74,356	$221,965
Restricted cash	217	115	115
Cash, cash equivalents and restricted cash	$295,611	$74,471	$222,080

Supplemental disclosures of cash flow information (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (“the Company” or “Syndax”) is a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company's two lead product candidates are revumenib and axatilimab. The Company is developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, (“KMT2Ar”), also known as mixed lineage leukemia rearranged, (“MLLr”), acute leukemias including acute lymphoblastic leukemia, (“ALL”), and acute myeloid leukemia, or AML, and nucleophosmin 1, also known as NPM1, mutant AML. The Company is also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. The Company is developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, (“CSF-1R”), in chronic graft-versus-host disease, (“cGVHD”), as well as idiopathic pulmonary fibrosis, (“IPF”). The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional therapeutics to expand its pipeline.

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

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2023, should enable the Company to maintain its planned operations for at least 12 months from the issuance date of these financial statements. The Company’s ability to fund all of its planned operations internally beyond that date, including the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and selling, general and administrative activities.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the years ended December 31, 2023 and 2022, the Company has incurred external costs related to Incyte cost-sharing collaboration. During the year ended December 31, 2021, the Company incurred no external costs related to cost-sharing collaborations.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 5, Leases to these consolidated financial statements) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

(Loss) Earnings Per Share

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

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into license and collaboration agreement (the "Incyte License and Collaboration Agreement") with Incyte Corporation ("Incyte") covering the worldwide development and commercialization of axatilimab. Also, in September 2021 the Company entered into a share purchase agreement with Incyte, ("Incyte Share Purchase Agreement" and together with Incyte License and Collaboration Agreement, the Incyte Agreements"). Under the terms of the Incyte Agreements, Incyte will receive exclusive commercialization rights outside of the United States, subject to its royalty payment obligations set forth below. In the United States, Incyte and the Company will co-commercialize axatilimab, with the Company having the right to co-promote axatilimab with Incyte, subject to the Company’s exercise of its co-promotion option. Incyte will be responsible for leading all aspects of commercialization of axatilimab in the United States. The Company and Incyte will share equally the profits and losses from co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. All development costs related to the collaboration with Incyte will be subject to a joint development plan.

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

The Incyte Agreement and the Incyte Share Purchase Agreement were executed on the same date and negotiated simultaneously. Management therefore concluded that the Incyte Agreements are to be combined for accounting purposes and therefore allocated the total consideration to the units of account identified. The common stock issued to Incyte was recorded at fair value of $24.8 million. Pursuant to the Letter Agreement, Incyte is permitted to terminate the Incyte Agreement, under circumstances under which the upfront payment of $117 million would be returned to Incyte and a cash settlement on the sale of the Company's common stock would be made to make the parties whole (the “Letter Agreement”). In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. The Letter Agreement terminated in March 2022. Accordingly, the Company initially allocated $0.6 million of the total consideration received to the derivative liability. As of December 31, 2022, the fair value of the derivative is zero.

The Company evaluated the terms of the Incyte Agreement and determined it is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808), and has elements that are within the scope of Topic 606 and Topic 808.

The Company identified the following promises in the Incyte Agreements that were evaluated under the scope of Topic 606: (i) delivery of a license for axatilimab to develop, commercialize, and conduct medical affairs and (ii) services to be performed in accordance with the development plan. The Company also evaluated whether certain options outlined within the Incyte Agreements represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Incyte and therefore are not considered separate performance obligations within the Incyte Agreements.

The Company assessed the above promises and determined that the license for axatilimab represents the only performance obligation within the scope of Topic 606. The license for axatilimab is considered functional intellectual property and distinct from other promises under the contract as Incyte can benefit from the license on its own or together with other readily available resources. The services performed by the Company to obtain regulatory approval of axatilimab are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license given that axatilimab is late-stage intellectual property that has completed its Phase 1/2 trial and is currently enrolling in a global pivotal Phase 2 trial, and the services are expected to be performed over a short period of time. Therefore, the license represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

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

Under the scope of Topic 606, the Company identified contract promises for the license of intellectual property and know-how rights for axatilimab. The Company determined that the license was capable of being distinct from the ongoing collaboration activities. After the allocation to the common stock and derivative liability, the total transaction price to be allocated to the Incyte Agreement is $126.6 million. The Company estimated the standalone selling price of the license to be the entire $126.6 million, based on an application of the income approach by measuring the fair value of the discounted cash flows from commercialization. Significant assumptions included in the valuation included judgments relating to the probability of achieving both regulatory and commercial milestones, forecasted future cash flows and the election of the discount rate. As the Company concluded the license was distinct, revenue of $126.6 million was recognized upon transfer of the license to Incyte in the year ended December 31, 2021.

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

As of December 31, 2023, the Company has recorded $2.2 million as a collaboration receivable due from Incyte related to the Company's development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $9.5 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of December 31, 2023. Both expenses and cost offset are recorded as part of research and development and selling, general and administrative expense.

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

The Company identified three existing long-term building leases under ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, MA, with a lease commencement date of March 1, 2017. On August 17, 2021, the Company signed a 36-month extension to the lease for the Waltham, MA office with aggregate payments of $1.6 million, with a lease commencement date of March 1, 2022.

In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, NY, which commenced on January 1, 2016. In February 2021, the Company signed an 18-month extension to the lease for the New York office, which commenced on March 1, 2021. In August 2022, the Company signed a 36-month extension to the lease for the New York office, with aggregate payments of $689,000, with a lease commencement date of September 1, 2022.

In May 2023, the Company entered into a 27-month operating lease for an additional 12,217 square feet of space in New York, NY, with aggregate payments of $1.6 million, with a lease commencement date of June 1, 2023.

The remaining lease terms as of December 31, 2023, for the facility in Waltham, MA and the two facilities in New York, NY, were 14 months and 20 months, respectively.

As of December 31, 2023, the consolidated balance sheet includes a $1.5 million operating lease ROU asset and a $1.6 million ROU liability. The Company used a weighted average discount rate of 14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2023, the Company recorded approximately $743,000 in operating lease expense and made approximately $924,000 in lease payments.

Future minimum lease payments under the Company’s operating leases, were as follows:

Maturity of lease liabilities	As of
(in thousands)	December 31, 2023
2024	$1,196
2025	606
Thereafter	—
Total lease payments	$1,802
Less: imputed interest	(189)
Total operating lease liability	$1,613

Future minimum lease payments under the Company’s capital leases as of December 31, 2023 and 2022, were $25,864 and $22,441, respectively.

6. (Loss) Earnings per Share

Basic and diluted (loss) earnings per share are calculated as follows (in 000s):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(209,360)	$(149,338)	$24,926
Net (loss) income attributable to common stockholders	$(209,360)	$(149,338)	$24,926
Denominator:
Weighted-average common shares outstanding	70,371	60,761	52,065
Effective of Dilutive Securities
Options to purchase common stock	—	—	1,429
Non - vested restricted stock units (RSUs)	—	—	118
ESPP to purchase common stock	—	—	11
Dilutive potential common shares	—	-	1,558
Shares used in calculating diluted (loss) earnings per share	70,371	60,761	53,623

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in 000s):

	December 31,
	2023	2022	2021
Options to purchase common	10,685	7,982	—
Non-vested RSUs	309	131	—
ESPP to purchase common stock	35	17	—

For additional information related to the Company's common stock see Note 12, Common Stock to these consolidated financial statements.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the inception of the agreement, the Company achieved certain development and regulatory milestones resulting in $8.0 million in expense, which included $2.0 million paid in the first quarter of 2023.

UCB Biopharma Sprl

In July 2016, the Company entered into a license agreement (the “UCB License Agreement”) with UCB Biopharma Sprl (“UCB”), under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an Investigational New Drug Application-ready anti-CSF-1R monoclonal antibody. The Company made a nonrefundable upfront payment of $5.0 million to UCB in the third quarter of 2016. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company will be solely responsible for the development and commercialization of axatilimab, except that UCB is performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the UCB License Agreement at will at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the start of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $6.0 million as research and development expense. Additionally, in connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which is recognized as a milestone expense. In the fourth quarter of 2023, UCB achieved a development and regulatory milestone resulting in a $10.0 million expense, which has been recorded in accrued expenses as of December 31, 2023. The Company paid the amount to UCB in the first quarter of 2024.

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

8. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Equipment	$84	$84
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	34
Total property and equipment	419	419
Accumulated depreciation	(411)	(399)
Property and equipment, net	$8	$20

Depreciation expense was $12,000 and $33,000 for the years ended December 31, 2023 and 2022, respectively.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Cash equivalents	$295,394	$295,394	$—	$—
Short-term investments	275,304	—	275,304	—
Long-term investments	29,829	—	29,829	—
Total assets	$600,527	$295,394	$305,133	$—

December 31, 2022
Assets:
Cash equivalents	$74,356	$59,496	$14,860	$—
Short-term investments	401,446	—	401,446	—
Long-term investments	5,469	—	5,469	—
Total assets	$481,271	$59,496	$421,775	$—

There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2023, and 2022. In addition, there have been no changes in valuation techniques during the years ended December 31, 2023, and 2022. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.

The short-term and long-term investments are classified as available-for-sale securities. As of December 31, 2023, the remaining contractual maturities of the available-for-sale securities were 1 to 15 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2023. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2023, which the Company does not intend to sell and has concluded will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
December 31, 2023
Commercial paper	$160,657	$149	$—	$160,806
Corporate bonds	47,150	62	—	47,212
US Treasury	68,111	46	—	68,157
Federal bonds	28,998	—	(40)	28,958
	$304,916	$257	$(40)	$305,133
December 31, 2022
Commercial paper	$321,630	$—	$(205)	$321,425
US Treasury	64,759	—	(566)	64,193
Federal bonds	36,192	—	(35)	36,157
	$422,581	$—	$(806)	$421,775

10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$807	$692
Interest receivable on investments	1,227	583
Prepaid subscriptions	769	446
Prepaid state and local taxes	264	3
Prepaid rent	163	74
Other	63	117
Total prepaid expenses and other current assets	$3,293	$1,915

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued clinical study and trial costs	$16,346	$14,375
Accrued compensation and related costs	11,172	5,945
Accrued professional fees	1,450	1,352
Accrued milestone costs	10,000	2,000
Other	888	604
Total accrued expense and other current liabilities	$39,856	$24,276

12. Common Stock

The Company is authorized to issue 200,000,000 shares of common stock. The holders of each share of common stock are entitled to one vote per share held and are entitled to receive dividends, if and when declared by the Board, and to share ratably in the Company’s assets available for distribution to stockholders, in the event of liquidation.

In March 2021, the Company entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $75.0 million, in a series of one or more at-the-market, or ATM, equity offerings, or the 2021

ATM Program. On May 26, 2023, the Company terminated the 2021 ATM Program. Prior to termination the Company sold shares under the 2021 ATM Program for net proceeds of approximately $25.0 million.

In May 2023, the Company entered into a new sales agreement with TD Cowen under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the new sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon filing on March 24, 2021. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. In the year ended December 31, 2023, the Company sold 2,719,744 common shares of common stock under the 2023 ATM Program, with net proceeds of approximately $42.1 million.

In December 2021, the Company issued 3,802,144 shares of common stock and pre-funded warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each Pre-Funded Warrant, with net proceeds of approximately $81.2 million. On January 24, 2023, 86,000 pre-funded warrants were exercised for 85,998 shares of common stock, under a cashless exercise. On April 12, 2023, 273,000 pre-funded warrants were exercised for 272,996 shares of common stock, under a cashless exercise. On May 9, 2023, 498,142 pre-funded warrants were exercised for 498,137 shares of common stock, under a cashless exercise. As of December 31, 2023, 285,714 pre-funded warrants were considered issued and outstanding.

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

In December 2023, the Company issued 12,432,431 shares of common stock. The offering price for the securities was $18.50 per share, with gross proceeds of approximately $230.0 million, offset by $14.0 million of issuance cost.

The Company has reserved for future issuance the following shares of common stock pursuant to the following outstanding securities or equity plans:

December 31, 2023
Common stock issuable under pre-funded warrants	285,714
At-the-market program	7,280,256
RSUs and Options to purchase common stock	11,204,294
Equity plans	3,403,382
2015 Employee Stock Purchase Plan (the “ESPP”)	1,732,614
Total	23,906,260

13. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and continue to govern the terms of any equity grants that remain outstanding under the 2007 Plan. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2024, the shares available for issuance under the 2015 was increased to 3,393,065.

In February 2023, the Company's board of directors adopted its 2023 Inducement Plan (the “2023 Inducement Plan”), which became effective March 1, 2023. The 2023 Inducement Plan allows for the granting of nonqualified stock options, restricted stock units, and other awards under the 2023 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, an inducement material to such persons entering into employment with the Company. The Company initially reserved 1,900,000 shares of its common stock for the issuance of awards under the 2023 Inducement Plan. On December 6, 2023, the Company's board of directors increased the reserve by 1,100,000 shares.

As of December 31, 2023, there were 2,191,732 shares available for issuance under the 2015 Plan and 1,211,650 shares available for issuance under the 2023 Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$14,147	$6,016	$4,398
Selling, general and administrative	16,804	10,003	8,919
Total	$30,951	$16,019	$13,317

Stock Options and Restricted Stock Units

As of December 31, 2023, there was $74.8 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 Plan and the 2023 Inducement Plan, which is expected to be recognized over a weighted-average remaining service period of 2.8 years. Stock compensation costs have not been capitalized by the Company.

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

In 2019, the Company granted to certain employees 583,000 stock options that contain performance-based vesting criteria (“2019 Performance Awards”), primarily related to the achievement of certain clinical and regulatory development milestones related to product candidates. In the fourth quarter of 2020, one performance milestone, for the 2019 Performance Awards, was achieved. The Company recorded approximately $128,000 of stock compensation related to the achievement of the performance milestone for years ended December 31, 2022. As of December 31, 2022, all other performance milestones were not achieved, and the associated awards have been cancelled.

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

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement. The Company recorded approximately $258,000 and $479,000 of stock compensation expense for these awards for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, 140,000 stock options outstanding were unvested, and no options had been cancelled.

In the first quarter of 2023, the Company granted to certain employees 129,550 performance-based RSUs, primarily related to the achievement of certain regulatory development milestones related to product candidates. Recognition of stock-based compensation expense associated with these performance-based RSUs commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.

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

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	6.03	6.04	6.02
Volatility rate	75.13%	77.87%	85.84%
Risk-free interest rate	3.65%	2.52%	0.67%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2023	7,981,677	$14.42	7.3	$88,016
Granted	3,800,691	$23.75
Exercised	(662,042)	$8.08
Cancelled, forfeited or expired	(435,468)	$23.14
Outstanding—December 31, 2023	10,684,858	$17.78	7.3	$55,091
Exercisable—December 31, 2023	5,468,638	$14.32	5.7	$43,160
Options vested, or expected to vest—December 31, 2023	10,684,858	$17.78	7.3	$55,091

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021, was $16.20, $12.64, and $14.70 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 662,042 options exercised for the year ended December 31, 2023, resulting in total proceeds of $5.1 million; 1.3 million options exercised for the year ended December 31, 2022, resulting in total proceeds of $11.5 million; and 842,424 options exercised for the year ended December 31, 2021, resulting in total proceeds of 6.3 million. The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.5 million, $17.0 million, and $10.1 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2015 Plan and 2023 Inducement Plan.

Restricted Stock Units

RSUs awarded to Board of Directors or employees vest on either i) one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2022	224,788	$18.02
Granted (1)	308,550	$24.94
Vested	(9,102)	$13.87
Cancelled/Forfeited	(4,800)	$20.36
Unvested—December 31, 2023	519,436	$22.17

(1) RSUs granted in 2023 and 2022 had a weighted average grant date fair value of $24.94 and $15.79, respectively. The fair values of RSUs vested in 2023 and 2022 totaled $126,000 and $705,000, respectively.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the ESPP, which was subsequently approved by the Company’s stockholders and became effective in 2016. The ESPP authorized the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, continuing until the expiration of the ESPP, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (b) 250,000 shares. On January 1, 2024, the shares of common stock reserved for issuance under the ESPP was increased to 1,982,614. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six-month offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. The Company issued 34,797 and 28,999 shares during 2023 and 2022, respectively.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2023, 2022 and 2021 the Company recorded stock-based compensation expense related to the ESPP of $308,000, $166,000, and $175,000 respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2023, 2022 and 2021, the Company made $1.3 million, $712,000, and $444,000 contributions to the plan, respectively.

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

During the year ended December 31, 2022, the Company recognized $2.1 million, which included $0.4 million of pre-payment fee, of interest expense related to the initial advance pursuant to the Amended Loan Agreement.

15. Income Taxes

The Company recognized current state income expense of $0.3 million in the year ending December 31, 2023 as a result of investment income earned in Syndax Securities Corporation. The Company recognized no income taxes in the years ended December 31, 2022 and 2021, due to the utilization of tax attributes to offset current year federal and state taxable income, immaterial investment income earned at Syndax Securities Corporation, the historical losses incurred and the need for a full valuation allowance on deferred tax assets. The Company’s current year profit and historical losses before income tax for the periods presented was generated entirely in the United States.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	13.2%	2.5%	2.9%
General business credit carryovers	1.5%	1.0%	-5.0%
Non-deductible expenses	-1.0%	-0.2%	-0.5%
Change in valuation allowance	-34.9%	-24.1%	-19.2%
Return to provision true up	0.0%	-0.2%	0.0%
Other	0.0%	0.0%	0.8%
	-0.2%	0.0%	0.0%

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$32,664	$23,650
Research and development credits	11,765	8,124
Capitalized start-up and other costs	68,859	45,374
Capitalized research and development costs	79,562	48,917
Equity based compensation	10,276	5,004
Accruals	2,795	1,985
Other temporary differences	36	27
Deferred tax assets before valuation allowance	205,957	133,081
Valuation allowances	(205,957)	(133,081)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $72.9 million in 2023 due to the increase in deferred tax assets, primarily driven by the generation of net operating losses and capitalized research expenses, and capitalized start-up costs. The valuation allowance increased by $35.9 million in 2022 due to the increase in deferred tax assets, primarily driven by the generation of net operating losses and capitalized start-up costs, partially offset by a decrease to other deferred tax assets.

As of December 31, 2023, the Company had approximately $136.4 million and $63.5 million in federal and state Net Operating Losses (“NOLs”), respectively, which may be available to offset future taxable income. The Company has generated federal NOLs of $114.3 million and state NOLs of $0.9 million which have indefinite carryforward period. The remaining $22.1 million of federal NOLs and $62.6 million the Company’s state NOLs will begin to expire at various dates starting in 2026.

As of December 31, 2023, the Company had federal and state research credits of $8.9 million and $3.8 million, respectively, which began to expire in 2024.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company last completed an analysis from January 1, 2021 through December 31, 2022 and determined that no ownership changes had occurred in that period. Prior analyses determined that on March 30, 2007, August 21, 2015 and May 4, 2020, ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, its ability to use its pre- change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions did not have a significant impact on the Company’s financial results. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to IRC Section 174. As of December 31, 2023, the Company has recorded a deferred tax asset of $79.6 million related to the Capitalized IRC Section 174 expenditures, of which $53.7 million relate to expenses required to be capitalized under the TCJA.

As of December 31, 2023, and 2022, the Company had uncertain tax positions of $0.1 million related to research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2023 and 2022. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2023, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized tax benefit--beginning of year	$143	$163	$163
Decreases related to prior period positions	—	(20)	—
Unrecognized tax benefit--end of year	$143	$143	$163

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

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2023, or 2022.

17. Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$2,059	$1,997
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance costs included in accounts payable and accrued expenses	$250	$131	$134