Form 10-Q
period 2024-03-31
Syndax Pharmaceuticals Inc
filed 2024-05-08
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, there were 84,987,060 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$114,615	$295,394
Short-term investments	319,963	275,304
Short-term deposits	8,583	6,885
Other receivable	6,073	—
Prepaid expenses and other current assets	4,665	3,293
Total current assets	453,899	580,876
Long-term investments	87,416	29,829
Property and equipment, net	5	8
Right-of-use asset, net	1,243	1,487
Restricted cash	217	217
Other assets	248	463
Total assets	$543,028	$612,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,809	$9,961
Collaboration payable, net	7,547	7,232
Accrued expenses and other current liabilities	33,395	39,856
Current portion of right-of-use liability	1,042	1,035
Current portion of capital lease	12	12
Total current liabilities	50,805	58,096
Long-term liabilities:
Right-of-use liability, less current portion	327	578
Capital lease, less current portion	7	10
Total long-term liabilities	334	588
Total liabilities	51,139	58,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 84,979,686 and 84,826,632 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	1,467,437	1,456,370
Accumulated other comprehensive (loss) gain	(756)	218
Accumulated deficit	(974,800)	(902,400)
Total stockholders’ equity	491,889	554,196
Total liabilities and stockholders’ equity	$543,028	$612,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$56,492	$34,054
Selling, general and administrative	23,022	11,961
Total operating expenses	79,514	46,015
Loss from operations	(79,514)	(46,015)
Other income (expense), net:
Interest expense	(55)	(40)
Interest income	7,256	5,076
Other expense	(87)	(147)
Total other income, net	7,114	4,889
Net loss	$(72,400)	$(41,126)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(974)	470
Comprehensive loss	$(73,374)	$(40,656)
Net loss attributable to common stockholders	$(72,400)	$(41,126)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.59)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	85,213,200	69,438,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,400)	$(41,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	3
Accretion of investments	(3,821)	(3,967)
Non-cash operating lease expense	244	110
Stock-based compensation	8,899	6,238
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,854)	2,899
Collaboration receivable (payable), net	315	2,082
Other receivable	(6,073)	—
Accounts payable	(1,152)	3,707
Accrued expenses and other liabilities	(6,709)	(9,174)
Net cash used in operating activities	(83,548)	(39,228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(167,385)	(61,585)
Proceeds from sales and maturities of short-term investments	67,986	81,500
Net cash (used in) provided by investing activities	(99,399)	19,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	309	196
Proceeds from stock option exercises	1,859	2,278
Net cash provided by financing activities	2,168	2,474
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(180,779)	(16,839)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	295,611	74,471
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$114,832	$57,632

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

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, and the results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2024.

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

3. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 27, 2024. Since the date of filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Segment Reporting

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.

4. Significant Collaborative Research and License Agreements

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

As of March 31, 2024, the Company has recorded $4.0 million as a collaboration receivable due from Incyte related to the Company’s development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $11.5 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of March 31, 2024. Both expense and cost offset are recorded as part of research and development expense and general and administrative expense.

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

As of the date of the Allergan License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. Since the effective date of the Allergan License Agreement, the Company achieved certain development and regulatory milestones, resulting in $16.0 million in expense, which includes $8.0 million in milestone expense payable to AbbVie, Inc., which acquired Allergan, in the three months ended March 31, 2024.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement, or the UCB License Agreement, as amended from time to time, with UCB Biopharma Sprl, or UCB, under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Subject to the achievement of certain milestone events, the Company may be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB was responsible for performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Additionally, in connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $16.0 million as research and development expense, which includes $10.0 million paid in the three months ended March 31, 2024.

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

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(72,400)	$(41,126)
Net loss attributable to common stockholders—basic and diluted	$(72,400)	$(41,126)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.59)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	85,213,200	69,438,890

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2024	2023
Options to purchase common stock	11,872,530	9,536,312
Employee Stock Purchase Plan	31,645	15,331
Non-vested restricted stock units (RSUs)	1,520,999	392,288

For additional information related to the Company’s common stock see Note 10.

6. Other Receivables

Contemporaneous with the Company’s New Drug Application, or NDA, submission to the U.S. Food and Drug Administration for revumenib, it was required to pay a $6.1 million refundable fee under the Prescription Drug User Fee Act, or PDUFA. The $6.1 million payment was made in January 2024.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2024
Assets:
Cash and cash equivalents	$114,615	$94,707	$19,908	$—
Short-term investments	319,963	—	319,963	—
Long-term investments	87,416	—	87,416	—
Total assets	$521,994	$94,707	$427,287	$—
December 31, 2023
Assets:
Cash and cash equivalents	$295,394	$295,394	$—	$—
Short-term investments	275,304	—	275,304	—
Long-term investments	29,829	—	29,829	—
Total assets	$600,527	$295,394	$305,133	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended March 31, 2024 and 2023. In addition, there have been no changes in valuation techniques during the periods ended March 31, 2024 and 2023. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of March 31, 2024, the remaining contractual maturities of the available-for-sale securities were 1 to 19 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three months ended March 31, 2024 and 2023. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. The Company has a limited number of available-for-sale securities that are not in significant loss positions as of March 31, 2024, which the Company does not intend to sell, and it has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2024
Commercial paper	$180,927	$—	$(101)	$180,826
Corporate bonds	47,604	—	(72)	47,532
US Treasury	176,012	—	(548)	175,464
Federal bonds	23,500	—	(35)	23,465
	$428,043	$—	$(756)	$427,287
December 31, 2023
Commercial paper	$160,657	$149	$—	$160,806
Corporate bonds	47,150	62	—	47,212
US Treasury	68,111	46	—	68,157
Federal bonds	28,998	—	(40)	28,958
	$304,916	$257	$(40)	$305,133

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,817	$807
Interest receivable on investments	1,513	1,227
Prepaid subscription	689	769
Prepaid state and local taxes	399	264
Prepaid rent	164	163
Other	83	63
Total prepaid expenses and other current assets	$4,665	$3,293

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical study and trial costs	$18,110	$16,346
Accrued compensation and related costs	4,567	11,172
Accrued professional fees	1,642	1,450
Accrued milestone costs	8,000	10,000
Other	1,076	888
Total accrued expenses and other current liabilities	$33,395	$39,856

10. Stock-Based Compensation

In January 2024, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,393,065 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. Additionally in December 2023, the Company’s board of directors approved an increase of 1,100,000 shares of common stock available for issuance under the Company’s 2023 Inducement Plan, or Inducement Plan.

As of March 31, 2024, there were 3,417,671 shares of common stock of available for issuance under the 2015 Plan and 1,071,950 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023

Research and development	$4,144	$2,778
Selling, general and administrative	4,755	3,460
Total	$8,899	$6,238

Compensation expense by type of award in the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023

Stock options	$7,157	$5,393
RSUs	1,645	781
ESPP	97	64
Total	$8,899	$6,238

As of March 31, 2024, there were $105.0 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.8 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2024:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock purchase under ESPP	35,463	—	—	—	—	—
Stock-based compensation expense	—	—	8,899	—	—	8,899
Unrealized (loss) on investments	—	—	—	(974)	—	(974)
Vesting of RSUs	3,750	—	—	—	—	—
Employee withholdings ESPP	—	—	309	—	—	309
Proceeds from exercise of stock options	113,841	—	1,859	—	—	1,859
Net loss	—	—	—	—	(72,400)	(72,400)
Balance as of March 31, 2024	84,979,686	$8	$1,467,437	$(756)	$(974,800)	$491,889

The following table presents the changes in stockholders’ equity for the three months ended March 31, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gain on short-term investments	—	—	—	470	—	470
Vesting of RSUs	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505

At-the Market Program

In May 2023, the Company entered into a sales agreement with Cowen and Company, or TD Cowen, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon the filing on February 27,2024. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the period ended March 31, 2024, the Company sold no shares of common stock under the 2023 ATM Program.

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of March 31, 2024, 285,714 pre-funded warrants were considered issued and outstanding.

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 27, 2024.

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib, and axatilimab. We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and nucleophosmin1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1R, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2024 and 2023, we reported a net loss of $72.4 million and $41.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $974.8 million. As of March 31, 2024, we had cash, cash equivalents and short and long-term investments of $522.0 million.

Clinical Developments

Revumenib

•
In March 2024, we announced that the FDA had granted Priority Review for the New Drug Application (NDA) filing for revumenib, a potent, selective small molecule menin inhibitor, for the treatment of adult and pediatric relapsed or refractory (R/R) KMT2A-rearranged (KMT2Ar) acute leukemia. The NDA filing is being reviewed under the FDA’s Real-Time Oncology Review Program (RTOR) and has been assigned a Prescription Drug User Fee Act (PDUFA) target action date of September 26, 2024. RTOR allows for a more efficient review and close engagement between the sponsor and the FDA throughout the submission process, which historically has led to earlier approvals.
•
In March 2024, we also announced the completion of enrollment in the AUGMENT-101 pivotal trial cohort of patients with R/R mutant nucleophosmin (mNPM1) acute myeloid leukemia (AML). Topline data is expected in the fourth quarter of 2024 and could support a supplemental NDA (sNDA) filing for revumenib in R/R mNPM1 AML in the first half of 2025.
•
Positive results from a subset of the pivotal AUGMENT-101 trial in pediatric patients with R/R KMT2Ar AML and acute lymphoid leukemia (ALL) treated with revumenib were featured in a plenary session at the American Society of Pediatric Hematology/Oncology (ASPHO) Annual Meeting in April 2024.
•
Multiple Phase 1 combination trials of revumenib in mNPM1 and KMT2Ar acute leukemias are ongoing across the treatment landscape. The trials are expanding to validate recommended Phase 2 doses, with additional data expected in the second half of 2024. These trials include:
o
BEAT-AML: Evaluating the combination of revumenib with venetoclax and Azacytidine in front-line AML patients. This trial is being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial.
o
SAVE: Evaluating the all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in R/R AML or mixed phenotype acute leukemias. The trial is being conducted by investigators from the MD Anderson Cancer Center.
o
AUGMENT-102: Evaluating the combination of revumenib with fludarabine and cytarabine in patients with R/R acute leukemias.
•
A Phase 1 trial of revumenib in combination with 7+3 chemotherapy followed by maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias was initiated during the quarter.
•
We plan to initiate a pivotal trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients unfit to receive intensive chemotherapy by year-end 2024.
•
Enrollment is ongoing in a Phase 1 proof-of-concept clinical trial of revumenib in patients with unresectable metastatic microsatellite stable colorectal cancer. We expect to provide an update on the trial in the second quarter of 2024.

Axatilimab

•
In February, we announced that the FDA had accepted the Biologics License Application (BLA) filing for axatilimab, an anti-CSF-1R antibody, in patients with chronic graft-versus-host disease (GVHD) after failure of at least two prior lines of systemic therapy. The application was granted Priority Review and assigned a PDUFA action date of August 28, 2024.
•
Enrollment is ongoing in a 26-week randomized, double-blinded, placebo-controlled Phase 2 trial of axatilimab on top of standard of care in patients with idiopathic pulmonary fibrosis (IPF).
•
Our partner Incyte plans to initiate two combination trials with axatilimab in chronic GVHD in 2024, including a Phase 2 combination trial with ruxolitinib and a Phase 3 combination trial with steroids.

Corporate Updates

•
In March 2024, we announced the appointment of Steven Closter as Chief Commercial Officer. Mr. Closter brings to Syndax more than 30 years of commercial experience in the biopharmaceutical industry.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue and become profitable depends upon our ability to obtain marketing approval of and successfully commercialize our product candidates. We generated no revenue during the three months ended March 31, 2024 and 2023.

In September 2021, we granted Incyte an exclusive license to develop and commercialize axatilimab in the United States and the rest of the world. For the three months ended March 31, 2024, no revenue has been recognized under the Incyte Agreements.

Research and Development

Since our inception, we have primarily focused on our clinical development programs. Research and development expenses consist primarily of costs incurred for the development of our product candidates and include:

•
expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations that conduct our clinical trials;
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
•
the number of clinical trial sites;
•
the countries in which the clinical trials are conducted;
•
the length of time required to enroll eligible patients;
•
the potential additional safety monitoring or other studies requested by regulatory agencies;
•
the duration of patient monitoring;
•
the efficacy and safety profile of the product candidates; and
•
timing and receipt of any regulatory approvals.

In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates for the period, if any, in which material net cash inflows from these potential drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, business development and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development and anticipated commercialization of our product candidates. Additionally, in anticipation of expected regulatory approvals of revumenib and axatilimab, we have begun preparation for commercial launches of both drug candidates and, as as result, expect an increase in employee-related and sales and marketing expenses and other commercial expenses in 2024.

Interest Expense

Interest expense consists primarily of interest expense on our operational and capital leases.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short and long-term investment balances.

Other Income (Expense) , net

Other income (expense) net includes income (expense), consisting of revaluation of foreign currency related to trade payables.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements please read Note 3 “Summary of Significant Accounting Policies,” , to our unaudited condensed consolidated financial statements included in this report.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands)
Operating expenses:
Research and development	$56,492	$34,054	$22,438	66%
Selling, general and administrative	23,022	11,961	11,061	92%
Total operating expenses	79,514	46,015	33,499	73%
Loss from operations	(79,514)	(46,015)	33,499	-73%
Other income (expense), net:
Interest expense	(55)	(40)	(15)	38%
Interest income	7,256	5,076	2,180	43%
Other expense	(87)	(147)	60	-41%
Total other income (expense), net	7,114	4,889	2,225	46%
Net loss	$(72,400)	$(41,126)	$31,274	-76%

Research and Development

The following table summarizes the research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands)
Revumenib-related costs	$31,441	$14,987	$16,454	110%
Axatilimab-related costs	5,601	5,049	552	11%
Other research and development programs	966	1,695	(729)	-43%
Personnel cost and other expenses	14,340	9,545	4,795	50%
Stock-based compensation	4,144	2,778	1,366	49%
Total research and development expenses	$56,492	$34,054	$22,438	66%

For the three months ended March 31, 2024, our total research and development expenses increased $22.4 million, or 66%, from the comparable quarter in the prior period. The increase is primarily due to:

•
An increase in $16.5 million in revumenib-related costs due to increases in registrational clinical trial expenses, the initiation of 1L/combination trials, higher companion diagnostic development costs, pre-commercial manufacturing activities and milestones payments.
•
An increase of $0.6 million in axatilimab-related costs due to an increase in CMC-related expenses, partially offset by lower registrational trial costs, net of expense reimbursement from Incyte, our co-development partner of $2.0 million and

$3.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in co-development partner costs is primarily due to lower registrational trial cost related expenses.
•
An increase of $6.2 million in personnel costs, including non-cash stock-based compensation, and other expenses related to increases in headcount to support on-going clinical trials and regulatory expenses, NDA activities and related expenses and overhead expenses (e.g., information technology and facilities).

The following table summarizes the internal and external research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands)
External research and development expenses	$39,215	$22,791	$16,424	72%
Internal research and development expenses	17,277	11,263	6,014	53%
Total research and development expenses	$56,492	$34,054	$22,438	66%

We expect research and development expenses to fluctuate from quarter-to-quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(In thousands)
Commercial related expenses	$5,833	$1,513	$4,320	286%
Other selling, general and administrative expenses	4,103	2,604	1,499	58%
Personnel cost and other expenses	8,330	4,384	3,946	90%
Stock-based compensation	4,756	3,460	1,296	37%
Total selling, general and administrative expenses	$23,022	$11,961	$11,061	92%

For the three months ended March 31, 2024, our total selling, general and administrative expenses increased $11.1 million, or 92%, from the comparable quarter in the prior period. The increase primarily is due to:

•
An increase of $4.3 million in commercialization-related expenses due to pre-marketing activities for revumenib and axatilimab programs.
•
An increase of $1.5 million related to increases in information technology and legal-related expenses.
•
An increase of $5.2 million in personnel costs, including non-cash stock-based compensation, and related costs related to increases in headcount to support a growing research and development organization and preparation of both commercial launches.

Interest Income and Interest Expense

For the three months ended March 31, 2024, interest income increased by $2.2 million, or 43%, from the comparable period in the prior year. The increase is primarily due to higher interest rates and increased average balance on cash equivalents and short and long-term investments.

For the three months ended March 31, 2024, interest expense increased by $15,000, or 38%, from the comparable period in the prior year. The increase is primarily due to our operational and capital leases.

Other Income (Expense), net

For the three months ended March 31, 2024, total other income (expense), net decreased from the comparable prior period primarily due to a decrease in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash, cash equivalents and short- and long-term investments totaling $522.0 million. Since our inception, our operations have been primarily financed by net proceeds from our public stock offerings, and revenue from our license agreements. We believe that our present cash, cash equivalents and short and long-term investments as of March 31, 2024, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents, short and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27,2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three months ended March 31, 2024, we did not sell any shares of common stock under the 2023 ATM Program. As of May 1, 2024, the Company had $157.9 million available under the 2023 ATM Program.

Future Funding Requirements

We believe that our available cash, cash equivalents and short and long-term investments are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, pre-commercialization costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our material contractual obligations and commitments as of March 31, 2024, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of March 31, 2024, we have $1.2 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of March 31, 2024, we had an accumulated deficit of $974.8 million. We anticipate that we will likely continue to incur significant losses for at least the next couple of years. We expect that our research and development and selling, general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(83,548)	$(39,228)
Net cash (used in) provided by investing activities	(99,399)	19,915
Net cash provided by financing activities	2,168	2,474
Net (decrease) in cash, cash equivalents and restricted cash	$(180,779)	$(16,839)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $83.5 million and consisted of our net loss of $72.4 million adjusted for non-cash items, including stock-based compensation of $8.9 million, an investment accretion of $3.8 million, a net decrease in operating assets and liabilities of $16.5 million and an increase in operating lease and depreciation expenses of $0.2 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net decrease in operating assets and liabilities primarily consisted of decreased accrued expenses and other liabilities of $6.7 million, other receivables of $6.1 million, prepayments and deposits of $2.9 million, accounts payable of $1.2 million, partially offset by collaboration receivables of $0.3 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024, was $99.4 million and was due to $68.0 million in proceeds from the maturities of available-for-sale securities, partially offset by the purchase of $167.4 million of available for sale securities.

Net provided by in investing activities for the three months ended March 31, 2023, was $19.9 million and was due to $81.5 million in proceeds from the maturities of available-for-sale securities, partially offset by the purchase of $61.6 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $2.2 million and was primarily due to proceeds from the exercise of stock options of $1.9 million and employee participation in our ESPP of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2023, was $2.5 million and was primarily due to proceeds from the exercise of stock options of $2.3 million and employee participation in our ESPP of $0.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $114.6 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $407.4 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

(a)
the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and
(b)
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2024, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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
•
Revumenib and axatilimab have undergone limited clinical testing and we may fail to show that each is well tolerated and provides sufficient clinical benefit for patients.
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
•
We will likely require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.
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

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. In 2018, we commenced a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who had failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. In July 2023, we announced that AGAVE-201 met its primary endpoint across all three doses in the trial. In January 2024, we announced that, along with Incyte, we submitted a BLA the previous December. While we believe that we have established sufficient efficacy to warrant a BLA submission and continued development in this indication, we may not yet have sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. For example, in each of November 2022 and 2023, we announced interim data from our Phase 1/2 clinical trial of revumenib. While we have presented final data from our pivotal AGAVE-201 trial and from two of three cohorts in our AUGMENT-101 trial, interim data from other clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula and established a quality payment program, also referred to as the Quality Payment Program. The Quality Payment Program consists of two payment tracks that eligible clinicians can participate in: Advanced Alternative Payment Models, APMs, and the Merit-Based Incentive Payment System, MIPS. Under both APMs and MIPS the Advanced Alternative Payment Models and the Merit-Based Incentive Payment System, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments..

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several, Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. March-in rights allow a federal agency to grant a compulsory license on a privately owned patent to third parties, if the invention was developed with federal funding and the agency finds that certain statutory criteria apply. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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
•
the federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other;
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

For the quarter ended March 31, 2024, we reported a net loss attributable to stockholders of $72.4 million. As of March 31, 2024, we had an accumulated deficit of $974.8 million, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will likely require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.

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

In any event, we will likely require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. We last completed an analysis from January 1, 2021 through December 31, 2023 and determined that no ownership changes had occurred in that period. Prior analyses determined that on March 30, 2007, August 21, 2015, and May 4, 2020, ownership changes had occurred. We may also experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ or licensees’ patent rights are highly uncertain. Our and our licensors’ or licensees’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors or licensees to narrow the scope of the claims of our or our licensors’ or licensees’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. It is possible that third parties with products that are very similar to ours will circumvent our or our licensors’ or licensees’ patents by means of alternate designs or processes. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware of that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidate, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidate or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. Our and our licensors’ or licensees’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

The portfolio that we licensed from UCB includes granted patents and patent applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any further patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab, methods of using axatilimab, or formulations of axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that additional patents, if any, granted based on the currently pending applications would expire in 2036 or later should patent term extension be granted. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are granted.

The portfolio that we licensed from Vitae Pharmaceuticals, which is now a subsidiary of AbbVie Inc., or AbbVie, includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from AbbVie or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from AbbVie, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037 or later should patent term extension be granted. The actual term of any patents granted based on the pending applications that we licensed from AbbVie can only be determined after such patents are granted.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q report, these factors include:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, bank failures, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the global capital markets. Similarly, the current Russia-Ukraine war exacerbated volatility in the global capital markets and continues to disrupt the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including personnel costs (wages). Any significant increases in inflation and related increases in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, in December 2023, we sold a total of 12,432,431 shares of our common stock in a public offering. The issuance of these shares of our common stock resulted, and any future issuance pursuant to sales under the 2023 ATM Program will result in dilution to our stockholders.

The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing earnings per share. Additionally, in November 2023, we sold 2,719,744 common shares under the 2023 ATM Program, with net proceeds of approximately $42.1 million. The issuance of these shares of our common stock resulted, and any future issuance pursuant to the exercise of the outstanding pre-funded warrants or sales under the 2023 ATM Program will result in dilution to our stockholders.

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

As of March 31, 2024, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.8% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

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

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)