Form 10-Q
period 2024-06-30
Syndax Pharmaceuticals Inc
filed 2024-08-01
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, there were 85,096,358 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
our ability to maintain our licenses with UCB Biopharma Sprl, and Vitae Pharmaceuticals, LLC, a subsidiary of AbbVie Inc.;
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
•
developments relating to our competitors and our industry; and
•
the impact of geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing wars between Russia and Ukraine and the war in Gaza), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$105,396	$295,394
Short-term investments	319,701	275,304
Short-term deposits	7,170	6,885
Other receivable	9,582	—
Prepaid expenses and other current assets	4,207	3,293
Total current assets	446,056	580,876
Long-term investments	29,516	29,829
Property and equipment, net	2	8
Right-of-use asset, net	1,000	1,487
Restricted cash	217	217
Other assets	156	463
Total assets	$476,947	$612,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,568	$9,961
Collaboration payable, net	3,102	7,232
Accrued expenses and other current liabilities	26,809	39,856
Current portion of right-of-use liability	981	1,035
Current portion of capital lease	12	12
Total current liabilities	42,472	58,096
Long-term liabilities:
Right-of-use liability, less current portion	133	578
Capital lease, less current portion	4	10
Total long-term liabilities	137	588
Total liabilities	42,609	58,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 85,028,629 and 84,826,632 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	1,478,009	1,456,370
Accumulated other comprehensive (loss) gain	(817)	218
Accumulated deficit	(1,042,863)	(902,400)
Total stockholders’ equity	434,338	554,196
Total liabilities and stockholders’ equity	$476,947	$612,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Milestone and license revenue	$3,500	$—	$3,500	$—
Total revenues	3,500	—	3,500	—
Operating expenses:
Research and development	$48,655	$34,764	$105,147	$68,819
Selling, general and administrative	29,061	14,914	52,083	26,875
Total operating expenses	77,716	49,678	157,230	95,694
Loss from operations	(74,216)	(49,678)	(153,730)	(95,694)
Other income (expense), net:
Interest expense	(45)	(35)	(100)	(75)
Interest income	6,284	5,191	13,540	10,268
Other expense	(86)	(93)	(173)	(240)
Total other income, net	6,153	5,063	13,267	9,953
Net loss	$(68,063)	$(44,615)	$(140,463)	$(85,741)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(61)	(238)	(817)	232
Comprehensive loss	$(68,124)	$(44,853)	$(141,280)	$(85,509)
Net loss attributable to common stockholders	$(68,063)	$(44,615)	$(140,463)	$(85,741)
Net loss per share attributable to common stockholders—basic and diluted	$(0.80)	$(0.64)	$(1.65)	$(1.23)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	85,274,829	69,638,427	85,244,015	69,539,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,463)	$(85,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Accretion of investments	(7,470)	(7,685)
Non-cash operating lease expense	486	259
Stock-based compensation	18,795	14,303
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(890)	459
Collaboration (payable) receivable, net	(4,129)	3,967
Other receivable	(9,582)	—
Accounts payable	1,607	6,629
Accrued expenses and other liabilities	(13,553)	(6,796)
Net cash used in operating activities	(155,193)	(74,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(167,385)	(142,593)
Proceeds from sales and maturities of short-term investments	129,736	236,415
Net cash (used in) provided by investing activities	(37,649)	93,822
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	546	374
Proceeds from stock option exercises	2,298	3,424
Net cash provided by financing activities	2,844	3,798
NET (DECREASE) INCREASE CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(189,998)	23,021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	295,611	74,471
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$105,613	$97,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc., is a clinical stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We were incorporated in Delaware in 2005. We have operations in New York, New York and Waltham, Massachusetts and we operate in one segment. References in these notes to condensed consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, and the results of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2024.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom, which the Company dissolved in June 2024. In 2014, the Company established a wholly owned U.S. subsidiary, and in 2021, the Company established a wholly owned subsidiary in the Netherlands. To date, there have been no material activities for these entities. All intercompany balances and transactions have been eliminated in consolidation.

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

As of June 30, 2024, the Company has recorded approximately $2.0 million as a collaboration receivable due from Incyte related to the Company’s development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $5.1 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of June 30, 2024. Both expense and cost offset are recorded as part of research and development expense and general and administrative expense.

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement, or the Vitae License Agreement, with Vitae Pharmaceuticals, LLC, or Vitae, a subsidiary of AbbVie, Inc., under which the Company was granted an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction, or the Menin Assets. Subject to the achievement of certain milestone events, the Company may be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Vitae License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the Vitae License Agreement at any time upon advance written notice to Vitae. Vitae may terminate the Vitae License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Vitae License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. Since the effective date of the Vitae License Agreement, the Company achieved certain development and regulatory milestones, resulting in $18.0 million in expense, which includes $8.0 million paid in the three months ended June 30, 2024.

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

Eddingpharm Investment Company Limited

In August 2016, the Company entered into a license agreement with Eddingpharm Investment Company, or Eddingpharm, to develop and commercialize entinostat. Eddingpharm will pay the Company royalties on a sliding scale based on net sales, if any, and make future milestone payments up to $10.0 million in the event that certain specified development and regulatory goals are achieved. In April 2024, certain milestones were achieved and the Company recognized $3.5 million of milestone and license revenue in the three months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(68,063)	$(44,615)	$(140,463)	$(85,741)
Net loss attributable to common stockholders—basic and diluted	$(68,063)	$(44,615)	$(140,463)	$(85,741)
Net loss per share attributable to common stockholders—basic and diluted	$(0.80)	$(0.64)	$(1.65)	$(1.23)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	85,274,829	69,638,427	85,244,015	69,539,209

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2024	2023
Options to purchase common stock	12,226,274	10,429,475
Employee Stock Purchase Plan	29,426	15,331
Non-vested restricted stock units (RSUs)	1,486,146	526,736

For additional information related to the Company’s common stock see Note 10.

6. Other Receivables

Contemporaneous with the Company’s New Drug Application, or NDA, submission to the U.S. Food and Drug Administration for revumenib, it was required to pay a $6.1 million refundable fee under the Prescription Drug User Fee Act, or PDUFA. The $6.1 million payment was made in January 2024.

In April 2024, entinostat received marketing approval in China. As of June 30, 2024, the Company has recorded a $3.5 million milestone receivable related to achieved milestones under the license agreement with Eddingpharm.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2024
Assets:
Cash and cash equivalents	$105,396	$105,396	$—	$—
Short-term investments	319,701	—	319,701	—
Long-term investments	29,516	—	29,516	—
Total assets	$454,613	$105,396	$349,217	$—
December 31, 2023
Assets:
Cash and cash equivalents	$295,394	$295,394	$—	$—
Short-term investments	275,304	—	275,304	—
Long-term investments	29,829	—	29,829	—
Total assets	$600,527	$295,394	$305,133	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended June 30, 2024 and 2023. In addition, there have been no changes in valuation techniques during the periods ended June 30, 2024 and 2023. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of June 30, 2024, the remaining contractual maturities of the available-for-sale securities were 1 to 16 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and six months ended June 30, 2024 and 2023. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods. The Company has a limited number of available-for-sale securities that are not in significant loss positions as of June 30, 2024, which the Company does not intend to sell, and it has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2024
Commercial paper	$125,696	$—	$(73)	$125,623
Corporate bonds	40,037	—	(68)	39,969
US Treasury	177,303	—	(669)	176,634
Federal bonds	6,998	—	(7)	6,991
	$350,034	$—	$(817)	$349,217
December 31, 2023
Commercial paper	$160,657	$149	$—	$160,806
Corporate bonds	47,150	62	—	47,212
US Treasury	68,111	46	—	68,157
Federal bonds	28,998	—	(40)	28,958
	$304,916	$257	$(40)	$305,133

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$1,555	$807
Interest receivable on investments	1,300	1,227
Prepaid subscription	633	769
Prepaid state and local taxes	493	264
Prepaid rent	164	163
Other	62	63
Total prepaid expenses and other current assets	$4,207	$3,293

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical study and trial costs	$17,516	$16,346
Accrued compensation and related costs	7,779	11,172
Accrued professional fees	1,294	1,450
Accrued milestone costs	—	10,000
Other	220	888
Total accrued expenses and other current liabilities	$26,809	$39,856

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

As of June 30, 2024, there were 3,798,637 shares of common stock available for issuance under the 2015 Plan and 323,150 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$4,318	$3,698	$8,461	$6,476
Selling, general and administrative	5,578	4,367	10,334	7,827
Total	$9,896	$8,065	$18,795	$14,303

Compensation expense by type of award in the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Stock options	$7,801	$7,019	$14,985	$12,411
RSUs	1,999	978	3,616	1,760
ESPP	96	68	194	132
Total	$9,896	$8,065	$18,795	$14,303

As of June 30, 2024, there were $101.3 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2023 Inducement Plan, 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.8 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2024:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock purchase under ESPP	35,463	—	—	—	—	—
Stock-based compensation expense	—	—	8,899	—	—	8,899
Unrealized loss on investments	—	—	—	(974)	—	(974)
Vesting of RSUs	3,750	—	—	—	—	—
Employee withholdings ESPP	—	—	309	—	—	309
Proceeds from exercise of stock options	113,841	—	1,859	—	—	1,859
Net loss	—	—	—	—	(72,400)	(72,400)
Balance as of March 31, 2024	84,979,686	$8	$1,467,437	$(756)	$(974,800)	$491,889
Stock-based compensation expense	—	—	9,896	—	—	9,896
Unrealized loss on investments	—	—	—	(61)	—	(61)
Vesting of RSUs	1,603	—	—	—	—	—
Employee withholdings ESPP	—	—	237	—	—	237
Proceeds from exercise of stock options	47,340	—	439	—	—	439
Par value adjustment	—	1	—	—	—	1
Net loss	—	—	—	—	(68,063)	(68,063)
Balance as of June 30, 2024	85,028,629	$9	$1,478,009	$(817)	$(1,042,863)	$434,338

The following table presents the changes in stockholders’ equity for the three and six months ended June 30, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gain on short-term investments	—	—	—	470	—	470
Vesting of RSUs	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized loss on short-term investments	—	—	—	(238)	—	(238)
Vesting of RSUs	1,602	—	—	—	—	—
Employee withholdings ESPP	—	—	179	—	—	179
Prefunded warrants, exercise	771,133	—	(1)	—	—	(1)
Proceeds from exercise of stock options	163,037	—	1,146	—	—	1,146
Net loss	—	—	—	—	(44,615)	(44,615)
Balance as of June 30, 2023	69,431,198	$7	$1,179,389	$(574)	$(778,781)	$400,041

At-the Market Program

In May 2023, the Company entered into a sales agreement with Cowen and Company, or TD Cowen, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon the filing on February 27,2024. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the period ended June 30, 2024, the Company sold no shares of common stock under the 2023 ATM Program.

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of June 30, 2024, 285,714 pre-funded warrants were considered issued and outstanding.

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2024.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. Our two lead product candidates are revumenib and axatilimab. We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and nucleophosmin1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic microsatellite stable, or MSS, colorectal cancer, or CRC. We are developing axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1R, in chronic graft-versus-host disease, or cGVHD, as well as idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2024 and 2023, we reported a net loss of $140.5 million and $85.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.0 billion. As of June 30, 2024, we had cash, cash equivalents and short- and long-term investments of $454.6 million.

Clinical Developments

Revumenib

•
Our New Drug Application, or NDA, for revumenib, a highly selective menin inhibitor, for the treatment of adult and pediatric relapsed or refractory, or R/R, KMT2A-rearranged, or KMT2Ar, acute leukemia was granted Priority Review and is being reviewed by the United States Food and Drug Administration, or FDA, and is being reviewed under the FDA’s Real-Time Oncology Review, or RTOR, Program. On July 29, 2024, we announced that the FDA extended the Prescription Drug User Fee Act, or PDUFA, target action date for the revumenib NDA from September 26, 2024 to December 26, 2024 to provide FDA additional time to conduct a full review of supplemental information provided by us in response to the FDA’s requests.
•
We expect to report topline data from the AUGMENT-101 pivotal trial cohort of patients with R/R mutant nucleophosmin, or mNPM1, acute myeloid leukemia, or AML, in the fourth quarter of 2024. Positive data could support a supplemental NDA, or sNDA, filing for revumenib in R/R mNPM1 AML in the first half of 2025.
•
Multiple Phase 1 combination trials of revumenib in mNPM1 and KMT2Ar acute leukemias are ongoing across the treatment landscape. These trials include:
o
BEAT AML: Evaluating the combination of revumenib with venetoclax and azacitidine in front-line AML patients. This trial is being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. We presented updated positive data from the trial at the European Hematology Association, or EHA, 2024 Congress, showing a 96% (23 of 24 pts) composite complete remission, or CRc, rate in patients with newly diagnosed mNPM1 or KMT2Ar AML. The BEAT AML trial is expanding to validate the recommended Phase 2 dose of the combination of revumenib with venetoclax and azacitidine.
o
SAVE: Evaluating the all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in R/R AML or mixed phenotype acute leukemias. The trial is being conducted by investigators from MD Anderson Cancer Center. The trial is expanding to validate the recommended Phase 2 doses, with additional data expected in the second half of 2024.
o
Intensive chemotherapy: Evaluating the combination of revumenib with intensive chemotherapy (7+3) followed by revumenib maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias. The Phase 1 trial is designed to identify the recommended Phase 2 dose for this combination to support further development.
•
We plan to initiate a pivotal trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients unfit to receive intensive chemotherapy by year-end 2024.

•
We presented updated data from the AUGMENT-102 trial evaluating the combination of revumenib with fludarabine and cytarabine in patients with R/R acute leukemias at the EHA 2024 Congress. Treatment with the combination in R/R mNPM1, NUP98-rearranged, or NUP98r, or KMT2Ar acute leukemia patients resulted in a 52% (14 of 27 pts) CRc rate.
•
We announced that we advanced into the Phase 1b portion of its Phase 1/2 proof-of-concept trial of revumenib in patients with R/R metastatic microsatellite stable, or MSS, colorectal cancer, or CRC, based on initial data from the Phase 1a portion of the trial.

Axatilimab

•
The Biologics License Application, or BLA, for axatilimab, an anti-CSF-1R antibody, for patients with cGVHD after failure of at least two prior lines of systemic therapy, is under FDA Priority Review with a PDUFA action date of August 28, 2024.
•
Enrollment is ongoing in a 26-week randomized, double-blinded, placebo-controlled Phase 2 trial of axatilimab on top of standard of care in patients with idiopathic pulmonary fibrosis, or IPF.
•
Our partner, Incyte, plans to initiate two combination trials with axatilimab in earlier lines of treatment for chronic GVHD in the second half of 2024, including a Phase 2 combination trial with ruxolitinib and a Phase 3 combination trial with steroids.
•
We presented additional positive data from the AGAVE-201 pivotal trial evaluating axatilimab monotherapy in patients with refractory chronic GVHD at the EHA 2024 Congress. Responses were noted in all fibrosis-dominant organs and the clinical activity was supported by clinician-reported and patient-reported changes in organ-specific symptoms, such as improvements in swallowing, shortness of breath, skin and joints, and sclerotic skin.

Corporate Updates

•
In May 2024, we announced the appointment of Aleksandra Rizo, M.D., Ph.D to our Board of Directors. Dr. Rizo has extensive clinical development experience and a track record of successfully leading the development of several oncology drugs from discovery through commercialization.

Significant Risks and Uncertainties

The current inflationary environment may materially affect our business and operating results by increasing our overhead costs, including the costs of our clinical trial materials and supplies. High interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, additional high inflation could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions as a result of the ongoing wars between Russia and Ukraine and the war in Gaza, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Financial Overview

Revenue

To date, we have not generated any product revenues. Our ability to generate revenue depends upon our ability to obtain marketing approval of, and successfully commercialize our product candidates. Our revenue for the three and six months ended June 30, 2024 was solely derived from the achievement of milestones in connection with our license agreement with Eddingpharm Investment Company Limited, or Eddingpharm. We generated no revenue during the three and six months ended June 30, 2023.

In September 2021, we granted Incyte an exclusive worldwide license to develop and commercialize axatilimab. For the three and six months ended June 30, 2024, no revenue has been recognized under the Incyte Agreements.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of pre-commercialization costs as well as employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, business development and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development. Additionally, in anticipation of expected regulatory approvals of revumenib and axatilimab, we have begun preparation for commercial launches of both drug candidates and, as result, expect an increase in employee-related as well as sales and marketing expenses and other commercial expenses.

Interest Expense

Interest expense consists primarily of interest expense on our operational and capital leases.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short- and long-term investment balances.

Other Income (Expense), net

Other income (expense) net includes income (expense), consisting of revaluation of foreign currency related to trade payables.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements please read Note 3 “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this report.

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands)				(In thousands)
Revenue:
Milestone and license revenue	$3,500	$—	$3,500	100%	$3,500	$—	$3,500	100%
Total revenues	3,500	—	3,500	100%	3,500	—	3,500	100%
Operating expenses:
Research and development	$48,655	$34,764	$13,891	40%	$105,147	$68,819	$36,328	53%
Selling, general and administrative	29,061	14,914	14,147	95%	52,083	26,875	25,208	94%
Total operating expenses	77,716	49,678	28,038	56%	157,230	95,694	61,536	64%
Loss from operations	(74,216)	(49,678)	24,538	-49%	(153,730)	(95,694)	58,036	-61%
Other income (expense), net:
Interest expense	(45)	(35)	(10)	29%	(100)	(75)	(25)	33%
Interest income	6,284	5,191	1,093	21%	13,540	10,268	3,272	32%
Other expense	(86)	(93)	7	-8%	(173)	(240)	67	-28%
Total other income (expense), net	6,153	5,063	1,090	22%	13,267	9,953	3,314	33%
Net loss	$(68,063)	$(44,615)	$23,448	-53%	$(140,463)	$(85,741)	$54,722	-64%

Revenue

For the three and six months ended June 30, 2024, revenue increased $3.5 million, or 100%, from the comparable quarter in the prior period. The increase is solely due to achievement of certain milestones under our license agreement with Eddingpharm related to the approval of entinostat in China.

Research and Development

The following table summarizes the research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands)				(In thousands)
Revumenib-related costs	$20,439	$14,082	$6,357	45%	$51,880	$29,069	$22,811	78%
Axatilimab-related costs	8,503	5,531	2,972	54%	14,104	10,581	3,523	33%
Other research and development programs	534	196	338	172%	1,500	1,891	(391)	-21%
Personnel cost and other expenses	14,861	11,159	3,702	33%	29,202	20,802	8,400	40%
Stock-based compensation	4,318	3,796	522	14%	8,461	6,476	1,985	31%
Total research and development expenses	$48,655	$34,764	$13,891	40%	$105,147	$68,819	$36,328	53%

For the three and six months ended June 30, 2024, our total research and development expenses increased $13.9 million, or 40% and $36.3 million, or 53%, respectively, from the comparable quarter in the prior period. The increase is primarily due to:

•
An increase of $6.4 million and $22.8 million, for the three and six months ended June 30, 2024, respectively, in revumenib-related costs was primarily driven by continuation of the registrational trials, preparation for 1L/combo trials, costs related to the development of a companion diagnostic, pre-commercial manufacturing activities and medical affairs activities to prepare for commercialization.
•
An increase of $3.0 million and $3.5 million, for the three and six months ended June 30, 2024, respectively, in axatilimab-related costs due to continuation of the IPF trial and pre-commercial manufacturing activities offset by lower registrational trial costs.
•
An increase of $4.2 million and $10.4 million, for the three and six months ended June 30, 2024, respectively, in personnel costs, including non-cash stock-based compensation, and other expenses related to increases in headcount to support on-going clinical trials, NDA and sNDA, activities, and includes salaries and related expenses and overhead expenses (e.g. information technology and facilities).

The following table summarizes the internal and external research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands)				(In thousands)
External research and development expenses	$30,813	$21,314	$9,499	45%	$70,028	$24,714	$45,314	183%
Internal research and development expenses	17,842	13,450	4,392	33%	35,119	44,105	(8,986)	-20%
Total research and development expenses	$48,655	$34,764	$13,891	40%	$105,147	$68,819	$36,328	53%

We expect research and development expenses to fluctuate from quarter-to-quarter depending on the timing of clinical trial activities, clinical manufacturing, and other development activities.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(In thousands)				(In thousands)
Commercial related expenses	$7,560	$1,744	$5,816	333%	$13,392	$3,257	$10,135	311%
Other selling, general and administrative expenses	4,153	3,634	519	14%	8,258	6,238	2,020	32%
Personnel cost and other expenses	11,770	5,168	6,602	128%	20,099	9,553	10,546	110%
Stock-based compensation	5,578	4,368	1,210	28%	10,334	7,827	2,507	32%
Total selling, general and administrative expenses	$29,061	$14,914	$14,147	95%	$52,083	$26,875	$25,208	94%

For the three and six months ended June 30, 2024, our total selling, general and administrative expenses increased $14.1 million, or 95% and $25.2 million, or 94%, respectively, from the comparable quarter in the prior period. The increase primarily is due to:

•
An increase of $5.8 million and $10.1 million, for the three and six months ended June 30, 2024, respectively, in commercialization-related expenses is due to commercial readiness activities in anticipation of expected regulatory marketing approvals for revumenib and axatilimab.
•
An increase of $0.5 million and $2.0 million, for the three and six months ended June 30, 2024, respectively, related to increases in information technology, human resource and legal expenses.
•
An increase of $7.8 million and $13.1 million, for the three and six months ended June 30, 2024, respectively, in personnel costs, including non-cash stock-based compensation, and related costs related to increases in headcount to support a growing research and development organization and preparation of commercial launches.

Interest Income and Interest Expense

For the three and six months ended June 30, 2024, interest income increased by $1.1 million, or 21%, and $3.3 million, or 32%, respectively, from the comparable period in the prior year. The increase is primarily due to higher interest rates and increased average balance on cash equivalents and short and long-term investments.

For the three and six months ended June 30, 2024, interest expense increased by $10 thousand, or 29%, and $25 thousand, or 33%, respectively, from the comparable period in the prior year. The increase is primarily due to our operational and capital leases.

Other Income (Expense) , net

For the three and six months ended June 30, 2024, total other income (expense) , net decreased from the comparable prior period primarily due to a decrease in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(155,193)	$(74,599)
Net cash (used in) provided by investing activities	(37,649)	93,822
Net cash provided by financing activities	2,844	3,798
Net (decrease) increase cash, cash equivalents and restricted cash	$(189,998)	$23,021

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $155.2 million and consisted of our net loss of $140.5 million adjusted for non-cash items, which include stock-based compensation of $18.8 million, an investment accretion of $7.5 million, a net decrease in operating assets and liabilities of $26.5 million and an increase in operating lease and depreciation expenses of $0.5 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net decrease in operating assets and liabilities primarily consisted of decreased accrued expenses and other liabilities of $13.6 million, other receivables of $9.6 million, collaboration payable of $4.1 million, prepayments and deposits of $0.9 million, partially offset by accounts payable of $1.6 million.

Net cash used in operating activities for the six months ended June 30, 2023, was $74.6 million and consisted of our net loss of $85.7 million adjusted for non-cash items, which include stock-based compensation of $14.3 million, an investment accretion of $7.7 million, a net increase in operating assets and liabilities of $4.3 million, and an increase in operating lease and depreciation expenses of $0.2 million. The increase in net loss was primarily due to increased clinical trial activities and manufacturing expenses. The net increase in operating assets and liabilities primarily consisted of accounts payable of $6.6 million, increased other payables of $4.0 million and increased prepaids and deposits of $0.5 million, partially offset by decreased accrued expenses and other liabilities of $6.8 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $37.6 million and was due to the purchase of $167.4 million of available for sale securities, partially offset by $129.7 million in proceeds from the maturities of available-for-sale securities.

Net cash provided by investing activities for the six months ended June 30, 2023 was $93.8 million and was due to $236.4 million from the maturities of available-for-sale securities, partially offset by the purchase of $142.6 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $2.8 million and was primarily due to proceeds from the exercise of stock options of $2.3 million and employee participation in our 2015 Employee Stock Purchase Plan, or ESPP, of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2023, was $3.8 million and was primarily due to proceeds from the exercise of stock options of $3.4 million and employee participation in our ESPP of $0.4 million.

Future Funding Requirements

Since our inception, our operations have been primarily financed by net proceeds from our public stock offerings, and revenue from our license agreements. We believe that our cash, cash equivalents and short- and long-term investments, totaling $454.6 million. as of June 30, 2024, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents, short and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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
•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;
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

We have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. Our material contractual obligations and commitments as of June 30, 2024, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of June 30, 2024, we have $1.1 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of June 30, 2024, we had an accumulated deficit of $1.0 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple of years. We expect that our research and development and selling, general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and six months ended June 30, 2024, we did not sell any shares of common stock under the 2023 ATM Program. As of July 25, 2024, we had $157.9 million available under the 2023 ATM Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $105.4 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $349.2 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

(a)
the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(b)
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2024, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Summary of Selected Risks

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our securities. These risks and uncertainties include, among others, the following:

•
We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, and commercialize our product candidates, our business prospects will be significantly harmed.
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
•
The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would harm our business.
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
•
Our product candidates may face future development and regulatory difficulties.
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.
•
We have incurred net losses in each period since our inception, except in 2021, and anticipate that we will continue to incur net losses for the foreseeable future.

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

Risks Related to Our Business and Industry

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, and commercialize our product candidates, our business prospects will be significantly harmed.

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
•
interruption of key clinical trial activities, in connection with public health threats or any future geopolitical tensions, such as the ongoing wars between Russia and Ukraine and the war in Gaza;
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

Research suggests that certain acute leukemias, such as lysine methyltransferase 2A rearranged, or KMT2Ar, acute myeloid or lymphoid leukemia, AML or ALL, and nucleophosmin 1, or NPM1, mutant AML, are driven by the interaction of menin, a nuclear protein involved in transcription, with the N-terminus of KMT2A protein. In NPM1 mutant AML the interaction with menin occurs via the wild type KMT2A protein, and in KMT2Ar acute leukemia, the interaction occurs via a mutant form of KMT2A, a fusion protein known as KMT2Ar. KMT2Ar results from a rare, spontaneous fusion between the N-terminus of the KMT2A gene and a host of signaling molecules and nuclear transcription factors. This fusion produces an aberrant transcription program that drives leukemic transformation. In pre-clinical animal models, small molecule inhibitors of the menin-KMT2Ar interaction, such as revumenib, which bind to, and block the interaction of menin with either KMT2A rearranged or wildtype, have demonstrated deep and durable single agent treatment effects in multiple leukemic xenograft models harboring KMT2A fusions or NPM1 mutations. Our strategy for developing revumenib is to conduct a Phase 1/2 clinical trial in r/r patients with KMT2Ar and NPM1 mutant acute leukemias and determine if the observed clinical efficacy supports further development. The Phase 1 portion of the trial is assessing the safety, tolerability and pharmacokinetics of revumenib, and seeks to establish a recommended Phase 2 dose. It is open label, and we have released and may in the future release results from time to time that reflect small numbers of patients which may not be accurately predictive of safety or efficacy results later in the trial or in subsequent trials. The Phase 2 portion is evaluating the efficacy of revumenib across three expansion cohorts enrolling pediatric and adult R/R patients with KMT2Ar ALL, KMT2Ar AML, and NPM1 mutant AML. In October 2023, we announced positive topline data in patients with R/R KMT2Ar acute leukemia and in March 2024, we announced that the NDA had a Priority Review PDUFA date of September 26, 2024, which the FDA subsequently extended to December 26, 2024. Neither breakthrough therapy designation nor RTOR review change the standards for approval and may not ultimately expedite the approval process or lead to approval. While we believe that we have established sufficient efficacy to warrant NDA submission and continued development in these indications, we may not yet have sufficiently demonstrated a favorable risk-benefit of revumenib in patients.

Axatilimab has undergone limited clinical testing and we may fail to show that it is well tolerated and provides a clinical benefit for patients.

Preclinical studies suggest that CSF-1/CSF-1R signaling may be the key regulatory pathway involved in the expansion and infiltration of donor derived macrophages that mediate the disease processes involved in cGVHD and other fibrotic or inflammatory diseases. Nonclinical studies and analysis of patient samples indicates that the cGVHD inflammatory disease process is a result of a complex interaction between host and donor immune cells including B cells, and regulatory T cells with M2 differentiated macrophages in target tissue appearing to represent the common distal mediator of fibrosis. Therefore, we hypothesize that a CSF-1R signal inhibitor such as axatilimab may play a meaningful role as a monotherapy agent in the treatment of cGVHD. In 2018, we commenced a Phase 1/2 clinical trial with axatilimab in subjects with active cGVHD who had failed at least two prior lines of therapy. Following our end of Phase 1 meeting with the FDA, we aligned on a regulatory path for axatilimab for the treatment of cGVHD and commenced a pivotal Phase 2 clinical trial, AGAVE-201, to assess the safety and efficacy of different doses and schedules of axatilimab for the treatment of patients with cGVHD. In July 2023, we announced that AGAVE-201 met its primary endpoint across all three doses in the trial. In February 2024, the BLA for this indication was granted Priority Review by the FDA with a PDUFA date of August 28, 2024. While we believe that we have established sufficient efficacy to warrant BLA approval and continued development in this indication, we may not yet have sufficiently demonstrated a favorable risk-benefit of axatilimab in patients.

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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health crises, or geopolitical tensions, such as the ongoing wars between Russia and Ukraine and the war in Gaza;
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

The FDA and comparable foreign regulatory authorities extensively and rigorously regulate and evaluate the manufacture, testing, distribution, advertising and marketing of drug products prior to granting marketing approvals with respect to such products. This approval process generally requires, at minimum, testing of any product candidate in preclinical studies and clinical trials to establish its safety and effectiveness, and confirmation by the FDA and comparable foreign regulatory authorities that any such product candidate, and any parties involved in its manufacturing, testing and development, complied with cGMP, current Good Laboratory Practices and current Good Clinical Practices, regulations, standards and guidelines during such manufacturing, testing and development. The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than the recent approval for marketing of entinostat tablets by the National Medical Products Administration, we have not obtained regulatory approval for any of our product candidates and it is possible that we will never obtain regulatory approval for any additional product candidates or any future product candidates.

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

Our product candidates may face future development and regulatory difficulties.

Our product candidates are subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

We are exposed to the risk that our employees, consultants, distributors, and collaborators may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of pharmaceuticals, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. We have adopted a code of conduct applicable to all of our employees, officers, directors, agents and representatives, including consultants, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

While we currently hold trial liability insurance coverage consistent with industry standards, this may not adequately cover all liabilities that we may incur. We also may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise in the future. Our current insurance coverage includes commercial sales upon marketing approval for our product candidates. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

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

For the quarter ended June 30, 2024, we reported a net loss attributable to stockholders of $68.1 million. As of June 30, 2024, we had an accumulated deficit of $1.0 billion, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing wars between Russia and Ukraine and the war in Gaza, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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
•
our need to acquire and implement additional internal systems and infrastructure, including compliance and financial and reporting systems, as we grow our company; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing wars between Russia and Ukraine and the war in Gaza), terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

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

The portfolio that we licensed from Vitae Pharmaceuticals, or Vitae, which is now a subsidiary of AbbVie Inc., or AbbVie, includes granted patents and applications with pending claims directed to inhibitors of the interaction of menin with MLL and MLL fusion proteins, pharmaceutical compositions containing the same, and their use in the treatment of cancer and other diseases mediated by the menin-MLL interaction. There is no guarantee that any additional patents will be granted based on the pending applications that we licensed from Vitae or even if one or more patents are granted that the claims issued in those patents would cover the desired lead compounds, compositions, and methods of use thereof. Based on the priority date and filing date of the applications in the portfolio that we licensed from Vitae, we expect that a patent, if any, granted based on the currently pending applications would expire in 2037 or later should patent term extension be granted. The actual term of any patents granted based on the pending applications that we licensed from Vitae can only be determined after such patents are granted.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell revumenib. Subject to the achievement of certain milestone events, we may be required to pay Vitae, which is now a subsidiary of AbbVie, up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae license agreement. In the event that we or any of our affiliates or sublicensees commercializes revumenib, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, we may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with Vitae.

Either party may terminate the license agreement in its entirety or with respect to certain countries in the event of an uncured material breach by the other party. Either party may terminate the license agreement if voluntary or involuntary bankruptcy proceedings are instituted against the other party, if the other party makes an assignment for the benefit of creditors, or upon the occurrence of other specific events relating to the insolvency or dissolution of the other party. Vitae may terminate the license agreement if we seek to revoke or challenge the validity of any patent licensed to us by Vitae under the license agreement or if we procure or assist a third party to take any such action.

Unless terminated earlier in accordance with its terms, the license agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. We cannot determine the date on which our royalty payment obligations to Vitae would expire because no commercial sales of revumenib have occurred and the last-to-expire relevant patent covering revumenib in a given country may change in the future.

If the license agreement is terminated, we would not be able to develop, manufacture, market or sell revumenib and would need to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the United States Patent and Trademark Office, or the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future. In view of recent developments in U.S. patent laws, in spite of our efforts and the efforts of our licensors, we may face difficulties in obtaining allowance of our biomarker based patient selection patent claims or if we are successful in obtaining allowance of our biomarker based patient selection claims, we or our licensor may be unsuccessful in defending the validity of such claims if challenged before a competent court.

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

In addition, for some of our in-licensed patents and patent applications, we do not have access to every patent assignment or employee agreement demonstrating that all inventors have assigned their rights to the inventions or related patents. As a result, we may be subject to claims of ownership by such inventors.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to new or ongoing public health crises and the wars between Russia and Ukraine and the war in Gaza.

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

Until we can generate a sufficient amount of profit from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. If we raise additional funds through the issuance of additional equity or debt securities, it may result in dilution to our existing stockholders and/or increased fixed payment obligations. For example, in December 2023, we sold a total of 12,432,431 shares of our common stock in a public offering. The issuance of these shares of our common stock resulted, and any future issuance pursuant to any future public or private equity financing or future sales under the 2023 ATM Program will result, in dilution to our stockholders.

In addition, we have a significant number of stock options and pre-funded warrants outstanding. To the extent that these have been or may be exercised, stockholders may experience further dilution.

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

As of June 30, 2024, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are required to get an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

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

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 8, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2024

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)