Form 10-Q
period 2024-09-30
Syndax Pharmaceuticals Inc
filed 2024-11-05
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, there were 85,357,675 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
the commercialization of NIKTIMVO™ (axatilimab-csfr) for treatment of chronic graft versus host disease, or cGVHD, including the estimated timeline for launch in the United States;
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
•
the market adoption of Niktimvo and our other product candidates by physicians and patients;
•
developments relating to our competitors and our industry; and
•
the impact of geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing wars between Russia and Ukraine and Hamas and Israel as well as the conflicts in the Middle East, including between Israel and Hezbollah), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

ii

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$133,019	$295,394
Short-term investments	256,588	275,304
Short-term deposits	16,788	6,885
Other receivable	3,507	—
Prepaid expenses and other current assets	4,907	3,293
Total current assets	414,809	580,876
Long-term investments	10,029	29,829
Property and equipment, net	—	8
Right-of-use asset, net	756	1,487
Restricted cash	217	217
Other assets	—	463
Total assets	$425,811	$612,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,898	$9,961
Collaboration payable, net	5,506	7,232
Accrued expenses and other current liabilities	48,121	39,856
Current portion of right-of-use liability	842	1,035
Current portion of capital lease	10	12
Total current liabilities	59,377	58,096
Long-term liabilities:
Right-of-use liability, less current portion	—	578
Capital lease, less current portion	2	10
Total long-term liabilities	2	588
Total liabilities	59,379	58,684
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 85,571,205 and 84,826,632 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	1,493,041	1,456,370
Accumulated other comprehensive gain	371	218
Accumulated deficit	(1,126,989)	(902,400)
Total stockholders’ equity	366,432	554,196
Total liabilities and stockholders’ equity	$425,811	$612,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Milestone and license revenue	$12,500	$—	$16,000	$—
Total revenues	12,500	—	16,000	—
Operating expenses:
Research and development	$70,971	$39,087	$176,118	$107,906
Selling, general and administrative	31,106	17,268	83,189	44,143
Total operating expenses	102,077	56,355	259,307	152,049
Loss from operations	(89,577)	(56,355)	(243,307)	(152,049)
Other income (expense), net:
Interest expense	(23)	(70)	(123)	(145)
Interest income	5,442	5,345	18,982	15,613
Other income (expense)	32	(66)	(141)	(306)
Total other income (expense), net	5,451	5,209	18,718	15,162
Net loss	$(84,126)	$(51,146)	$(224,589)	$(136,887)
Other comprehensive loss:
Unrealized gain on marketable securities	1,188	119	371	351
Comprehensive loss	$(82,938)	$(51,027)	$(224,218)	$(136,536)
Net loss attributable to common stockholders	$(84,126)	$(51,146)	$(224,589)	$(136,887)
Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(0.73)	$(2.63)	$(1.97)
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders —basic and diluted	85,433,569	69,855,766	85,307,660	69,645,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,589)	$(136,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	9
Accretion of investments	(10,528)	(11,344)
Non-cash operating lease expense	781	496
Stock-based compensation	30,729	22,624
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,567)	(3,281)
Collaboration (payable) receivable, net	(1,726)	68
Other receivable	(3,507)	—
Other assets	463	—
Accounts payable	(5,063)	1,699
Accrued expenses and other liabilities	7,484	7,364
Net cash used in operating activities	(217,515)	(119,252)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(180,738)	(225,316)
Proceeds from sales and maturities of short-term investments	229,936	359,215
Net cash provided by investing activities	49,198	133,899
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	1,081	633
Proceeds from stock option exercises	4,861	5,016
Net cash provided by financing activities	5,942	5,649
NET (DECREASE) INCREASE CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(162,375)	20,296
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	295,611	74,471
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$133,236	$94,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. is a commercial-stage biopharmaceutical company with one commercially approved product and an innovative pipeline of cancer therapies under development. We were incorporated in Delaware in 2005. We have operations in New York, NY and Waltham, MA and we operate in one segment. References in these notes to condensed consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on February 27, 2024.

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

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2024 and December 31, 2023, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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

4. Significant Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. Also in September 2021, the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte received exclusive commercialization rights outside of the United States, subject to certain royalty payment obligations set forth below. In the United States, Incyte and the Company are co-commercializing and co-promoting axatilimab as Niktimvo™ (axatilimab-csfr). The Company and Incyte share equally the profits and losses from co-commercialization efforts in the United States.

The Company and Incyte have agreed to continue to co-develop axatilimab and to share development costs associated with global and additional U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to ex-U.S. countries. All development costs related to the collaboration will be subject to a joint development plan.

Under the terms of the Incyte Agreements, in December 2021, Incyte paid the Company a non-refundable cash payment of $117.0 million and the Company issued 1,421,523 shares of common stock with an aggregate purchase price of $35.0 million, or $24.62 per share. Additionally, under the terms of the Incyte Agreements, the Company was eligible, upon execution, to receive up to $220.0 million in future contingent development and regulatory milestones and up to $230.0 million in commercialization milestones as well as tiered royalties ranging in the mid-teens percentage on net sales of the licensed product comprising axatilimab in Europe and Japan and low double digit percentage in the rest of the world outside of the United States. The Company’s right to receive royalties in any particular country will expire upon the last to occur of (a) the expiration of licensed patent rights covering the licensed product in that particular country, (b) a specified period of time after the first post - marketing authorization sale of a licensed product in that country, and (c) the expiration of any regulatory exclusivity for that licensed product in that country.

In August 2024, the U.S. Food and Drug Administration, or FDA, approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). As a result of the approval of Niktimvo, the Company earned a revenue milestone of $12.5 million, which was received in September 2024.

As of September 30, 2024, the Company has recorded approximately $1.7 million as a collaboration receivable due from Incyte related to the Company’s development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $7.2 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of September 30, 2024. Both expense and cost offset are recorded as part of operating expenses.

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement, or the Vitae License Agreement, with Vitae Pharmaceuticals, LLC, or Vitae, a subsidiary of AbbVie, Inc., under which the Company was granted an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction, or the Menin Assets. Upon execution of the agreement, the Company would potentially be required to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae License Agreement, subject to the achievement of certain milestone events. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Vitae License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the Vitae License Agreement at any time upon advance written notice to Vitae. Vitae may terminate the Vitae License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Vitae License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. Since the effective date of the Vitae License Agreement, the Company achieved certain development and regulatory milestones, resulting in $18.0 million in research and development expense, which includes an $8.0 million milestone paid during the first quarter of 2024 for the successful completion of the first pivotal trial in the first indication.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement, or the UCB License Agreement, as amended from time to time, with UCB Biopharma Sprl, or UCB, under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Upon execution of the agreement, the Company would potentially be required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement, subject to the achievement of certain milestone events. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB was responsible for performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Additionally, in connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $31.0 million as research and development expense, which includes a $15.0 million milestone paid during the three months ended September 30, 2024, upon the approval of Niktimvo.

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

Eddingpharm Investment Company Limited

In August 2016, the Company entered into a license agreement with Eddingpharm Investment Company, or Eddingpharm, to develop and commercialize entinostat in China and certain other Asian countries. Eddingpharm will pay the Company royalties on a sliding scale based on net sales, if any, and make future milestone payments up to $10.0 million in the event that certain specified development and regulatory goals are achieved. In April 2024, a milestone was achieved under the Eddingpharm license agreement for the marketing approval of entinostat in China. As a result, the Company recognized $3.5 million of milestone and license revenue in the second quarter of 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(84,126)	$(51,146)	$(224,589)	$(136,887)
Net loss attributable to common stockholders—basic and diluted	$(84,126)	$(51,146)	$(224,589)	$(136,887)
Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(0.73)	$(2.63)	$(1.97)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	85,433,569	69,855,766	85,307,660	69,645,888

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2024	2023
Options to purchase common stock	12,205,960	10,530,750
Employee Stock Purchase Plan	73,200	35,479
Non-vested restricted stock units (RSUs)	1,461,005	524,236

For additional information related to the Company’s common stock see Note 10.

6. Other Receivables

Contemporaneous with the Company’s New Drug Application, or NDA, submission to the FDA for revumenib, it was required to pay a $6.1 million refundable fee under the Prescription Drug User Fee Act, or PDUFA. The $6.1 million fee was paid in January 2024 and was fully refunded in September 2024.

In April 2024, entinostat received marketing approval in China. As of September 30, 2024, the Company recorded a $3.5 million milestone receivable related to achieved milestones under the license agreement with Eddingpharm.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2024
Assets:
Cash and cash equivalents	$133,019	$133,019	$—	$—
Short-term investments	256,588	—	256,588	—
Long-term investments	10,029	—	10,029	—
Total assets	$399,636	$133,019	$266,617	$—
December 31, 2023
Assets:
Cash and cash equivalents	$295,394	$295,394	$—	$—
Short-term investments	275,304	—	275,304	—
Long-term investments	29,829	—	29,829	—
Total assets	$600,527	$295,394	$305,133	$—

There have been no material impairments of our assets measured and carried at fair value during the period ended September 30, 2024 and 2023. In addition, there have been no changes in valuation techniques during the periods ended September 30, 2024 and 2023. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of September 30, 2024, the remaining contractual maturities of the available-for-sale securities were 1 to 13 months, and the balance in the Company’s accumulated other comprehensive gain was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and nine months ended September 30, 2024 and 2023. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2024
Commercial paper	$81,096	$44	$—	$81,140
Corporate bonds	40,456	17	—	40,473
US Treasury	134,716	259	—	134,975
Federal bonds	9,978	51	—	10,029
	$266,246	$371	$—	$266,617
December 31, 2023
Commercial paper	$160,657	$149	$—	$160,806
Corporate bonds	47,150	62	—	47,212
US Treasury	68,111	46	—	68,157
Federal bonds	28,998	—	(40)	28,958
	$304,916	$257	$(40)	$305,133

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	1,488	807
Interest receivable on investments	1,183	1,227
Prepaid subscription	1,295	769
Prepaid state and local taxes	601	264
Prepaid rent	122	163
Other	218	63
Total prepaid expenses and other current assets	$4,907	$3,293

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical study and trial costs	$35,692	$16,346
Accrued compensation and related costs	11,602	11,172
Accrued professional fees	619	1,450
Accrued milestone costs	—	10,000
Other	208	888
Total accrued expenses and other current liabilities	$48,121	$39,856

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

As of September 30, 2024, there were 3,862,670 shares of common stock available for issuance under the 2015 Plan and 76,763 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the condensed consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development	$5,886	$3,853	$14,347	$10,329
Selling, general and administrative	6,048	4,468	16,382	12,295
Total	$11,934	$8,321	$30,729	$22,624

Compensation expense by type of award in the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Stock options	$9,300	$7,242	$24,285	$19,654
RSUs	2,455	990	6,071	2,749
ESPP	179	89	373	221
Total	$11,934	$8,321	$30,729	$22,624

As of September 30, 2024, there were $93.3 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the 2023 Inducement Plan, 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.61 years.

11. Stockholders’ Equity

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2024:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock purchase under ESPP	35,463	—	—	—	—	—
Stock-based compensation expense	—	—	8,899	—	—	8,899
Unrealized loss on investments	—	—	—	(974)	—	(974)
Vesting of RSUs	3,750	—	—	—	—	—
Employee withholdings ESPP	—	—	309	—	—	309
Proceeds from exercise of stock options	113,841	—	1,859	—	—	1,859
Net loss	—	—	—	—	(72,400)	(72,400)
Balance as of March 31, 2024	84,979,686	$8	$1,467,437	$(756)	$(974,800)	$491,889
Stock-based compensation expense	—	—	9,896	—	—	9,896
Unrealized loss on investments	—	—	—	(61)	—	(61)
Vesting of RSUs	1,603	—	—	—	—	—
Employee withholdings ESPP	—	—	237	—	—	237
Proceeds from exercise of stock options	47,340	—	439	—	—	439
Par value adjustment	—	1	—	—	—	1
Net loss	—	—	—	—	(68,063)	(68,063)
Balance as of June 30, 2024	85,028,629	$9	$1,478,009	$(817)	$(1,042,863)	$434,338
Stock-based compensation expense	—	—	11,934	—	—	11,934
Unrealized gains on investments	—	—	—	1,188	—	1,188
Stock purchase under ESPP	29,440	—	—	—	—	—
Employee withholdings ESPP	—	—	535	—	—	535
Vesting of RSUs	19,057	—	—	—	—	—
Proceeds from exercise of stock options	208,362	—	2,563	—	—	2,563
Net loss	—	—	—	—	(84,126)	(84,126)
Balance as of September 30, 2024	85,285,488	$9	$1,493,041	$371	$(1,126,989)	$366,432

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2023:

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Stock purchase under ESPP	16,537	—	—	—	—	—
Stock-based compensation expense	—	—	6,238	—	—	6,238
Unrealized gain on short-term investments	—	—	—	470	—	470
Vesting of RSUs	5,000	—	—	—	—	—
Employee withholdings ESPP	—	—	196	—	—	196
Prefunded warrants, exercise	85,998	—	—	—	—	—
Proceeds from exercise of stock options	276,506	—	2,278	—	—	2,278
Net loss	—	—	—	—	(41,126)	(41,126)
Balance as of March 31, 2023	68,495,426	$7	$1,170,000	$(336)	$(734,166)	$435,505
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized loss on short-term investments	—	—	—	(238)	—	(238)
Vesting of RSUs	1,602	—	—	—	—	—
Employee withholdings ESPP	—	—	179	—	—	179
Prefunded warrants, exercise	771,133	—	(1)	—	—	(1)
Proceeds from exercise of stock options	163,037	—	1,146	—	—	1,146
Net loss	—	—	—	—	(44,615)	(44,615)
Balance as of June 30, 2023	69,431,198	$7	$1,179,389	$(574)	$(778,781)	$400,041
Stock-based compensation expense	—	—	8,321	—	—	8,321
Unrealized gains on short-term investments	—	—	—	119	—	119
Stock purchase under ESPP	18,260	—	—	—	—	—
Employee withholdings ESPP	—	—	259	—	—	259
Proceeds from exercise of stock options	188,710	—	1,592	—	—	1,592
Net loss					(51,146)	(51,146)
Balance as of September 30, 2023	69,638,168	$7	$1,189,561	$(455)	$(829,927)	$359,186

At-the Market Program

In May 2023, the Company entered into a sales agreement with Cowen and Company, or TD Cowen, under which the Company could, from time to time, issue and sell shares of its common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold pursuant to the previous shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon the filing on February 27, 2024. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and nine months ended September 30, 2024, the Company sold no shares of common stock under the 2023 ATM Program.

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of September 30, 2024, 285,714 pre-funded warrants were issued and outstanding.

12. Commitments and Contingencies

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2024.

13. Subsequent Events

Royalty Pharma Development Funding, LLC Royalty Monetization Agreement

In October 2024, the Company entered into a purchase and sale agreement, or Royalty Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma, pursuant to which Royalty Pharma purchased the right to receive 13.8% on quarterly net sales of Niktimvo in the United States of America and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront payment of $350.0 million (gross) at closing, received in November 2024. Aggregate payments to Royalty Pharma pursuant to the Royalty Agreement will be capped at $822.5 million or 2.35 times the funded amount.

NYC Office Lease Extension

In October 2024, the Company entered into a three and a half year lease extension for its office at 730 Third Avenue, New York, NY, commencing on January 1, 2025. The term of the new lease expires on August 31, 2028.

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

Company Overview

We are a commercial-stage biopharmaceutical company with one commercially approved product and are developing an innovative pipeline of cancer therapies. NIKTIMVO™ (axatilimab-csfr) is our approved product and revumenib is our lead product candidate.

We are developing revumenib, a potent, selective, small molecule inhibitor of the menin-MLL binding interaction for the treatment of KMT2A rearranged, or KMT2Ar, also known as mixed lineage leukemia rearranged or MLLr, acute leukemias including acute lymphoblastic leukemia, or ALL, and acute myeloid leukemia, or AML, and nucleophosmin1, also known as NPM1, mutant AML. We are also exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic microsatellite stable, or MSS, colorectal cancer, or CRC. We continue to develop axatilimab, a monoclonal antibody that blocks the colony stimulating factor 1 receptor, or CSF-1R, for idiopathic pulmonary fibrosis, or IPF.

Our commercially approved product, Niktimvo, received approval on August 14, 2024 from the U.S. Food and Drug Administration, or FDA, in the United States, for the treatment of chronic graft versus host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs), with a recommended dosage of 0.3 mg/kg, up to a maximum dose of 35 mg, as an intravenous infusion over 30 minutes every two weeks until progression or unacceptable toxicity. While Incyte leads U.S. commercialization efforts, we are co-promoting Niktimvo with Incyte in the U.S. To facilitate patient dosing and limit product waste, following the FDA’s approval of Niktimvo, we, along with Incyte, have submitted to the FDA for the approval of two smaller vial sizes. We anticipate launching Niktimvo in the U.S. no later than early first quarter 2025. Incyte has exclusive commercialization rights for Niktimvo outside the U.S.

We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline. We have not generated any product revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $224.6 million and $136.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1.1 billion. As of September 30, 2024, we had cash, cash equivalents and short- and long-term investments of $399.6 million.

Business Update

Revumenib

•
The New Drug Application, or NDA, for revumenib, an oral menin inhibitor, for the treatment of adult and pediatric relapsed or refractory, or R/R, KMT2A-r acute leukemia was granted Priority Review and is being reviewed under the U.S. FDA’s Real-Time Oncology Review, or RTOR, Program with a Prescription Drug User Fee Act, or PDUFA, target action date of December 26, 2024.
•
We expect to report topline data from the AUGMENT-101 pivotal trial cohort of patients with R/R mutant nucleophosmin, or mNPM1, AML in the fourth quarter of 2024. Positive data could support a supplemental NDA, or sNDA, filing for revumenib in R/R mNPM1 AML in the first half of 2025.
•
We announced that data from the pivotal Phase 2 portion of the AUGMENT-101 trial of revumenib in adult and pediatric patients with R/R KMT2Ar AML and ALL have been published in the Journal of Clinical Oncology.
•
We announced that a larger data set and longer follow-up from the pivotal Phase 2 portion of the AUGMENT-101 trial of revumenib in R/R KMT2Ar acute leukemia will be presented at the upcoming 66th American Society of Hematology, or ASH, Annual Meeting. Analysis of the larger efficacy population (n=97), which includes the 57 patients from the previously reported interim efficacy analysis plus an additional 40 patients. Consistent with previously reported data, the updated analysis shows that revumenib provides durable responses and robust rates of overall response, minimal residual disease, or MRD, negativity, and hematopoietic stem cell transplantation, or HSTC. With seven months of additional follow-up, the median duration of CR/CRh extended to 13 months among the 13 CR/CRh responders included in the interim analysis presented at ASH 2023.
•
Multiple trials evaluating the potential to expand revumenib use across the mNPM1 and KMT2Ar acute leukemia treatment landscape are ongoing. These trials include:

o
BEAT AML: A Phase 1 trial evaluating the combination of revumenib with venetoclax and azacitidine in front-line AML patients. The trial is being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. We presented updated positive data from the trial at the European Hematology Association, or EHA, 2024 Congress, showing a 96% (23 of 24 pts) composite complete remission, or CRc, rate in patients with newly diagnosed mNPM1 or KMT2Ar AML. The BEAT AML trial is expanding to validate the recommended Phase 2 dose of the combination of revumenib with venetoclax and azacitidine. We anticipate that an update on the trial will be available in the fourth quarter of 2024.
o
SAVE: A Phase 1 trial evaluating the all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in R/R AML or mixed phenotype acute leukemias. The trial is being conducted by investigators from MD Anderson Cancer Center. We announced that updated data showing an 88% ORR (23 of 26 pts) in R/R patients with KMT2Ar, mNPM1, or NUP98r leukemias will be presented at the upcoming 66th ASH Annual Meeting. In addition to the R/R cohort, a frontline cohort is now enrolling patients.
o
INTERCEPT: A Phase 1 trial evaluating the use of novel therapies, including revumenib, to target MRD and early relapse in AML. The trial is being conducted by the Australasian Leukaemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial. Preliminary results from the first eight mNPM1 patients treated with revumenib will be presented at the upcoming 66th ASH Annual Meeting.
o
Intensive chemotherapy: A Phase 1 trial evaluating the combination of revumenib with intensive chemotherapy (7+3) followed by revumenib maintenance treatment in newly diagnosed patients with mNPM1 or KMT2Ar acute leukemias. The trial is designed to identify the recommended Phase 2 dose for this combination to support further development.
o
Break Through Cancer: A Phase 2 trial studying whether the combination of revumenib and venetoclax can eliminate MRD in patients with AML and extend progression-free survival. The trial is being conducted by Break Through Cancer, a collaboration between leading U.S. cancer research centers.
•
We plan to initiate a pivotal trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients unfit to receive intensive chemotherapy by year-end 2024.
•
We are evaluating revumenib in patients with R/R metastatic MSS colorectal cancer. The trial is currently enrolling patients in the Phase 1b portion of its Phase 1/2 proof-of-concept trial.

Niktimvo™ (axatilimab-csfr)

•
Niktimvo received FDA approval for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). We anticipate that Niktimvo will be launched in the U.S. no later than early first quarter 2025. In the U.S., Niktimvo will be co-commercialized by Incyte and us.
•
We announced Niktimvo was added to the latest NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, as a category 2A recommendation for the treatment of GVHD after the failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Treatments are classified as category 2A when there is uniform NCCN consensus that the intervention is appropriate, based on lower level evidence.
•
We announced that results from the pivotal Phase 2 AGAVE-201 trial of Niktimvo in adult and pediatric patients with recurrent/refractory active cGVHD who had received at least two prior lines of systemic therapy were published in the New England Journal of Medicine.
•
We announced a secondary analysis of overall and organ-specific responses from the pivotal Phase 2 AGAVE-201 trial of Niktimvo in adult and pediatric patients with recurrent/refractory active cGVHD who had received at least two prior lines of systemic therapy will be presented at the 66th ASH Annual Meeting. The data demonstrated rapid responses and symptom improvement in inflammatory and fibrotic manifestations of cGVHD in heavily pretreated patients.
•
Enrollment is ongoing in a 26-week randomized, double-blinded, placebo-controlled Phase 2 trial of axatilimab on top of standard of care in patients with IPF, now referred to as the MAXPIRe trial (NCT06132256). We expect to report topline data from the trial in 2026.
•
Our partner, Incyte, is now recruiting patients for a Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients ≥12 years of age with newly diagnosed chronic GVHD (NCT06388564). A Phase 3 trial of axatilimab in combination with steroids for the treatment for chronic GVHD is currently in preparation.

Corporate

•
We announced a $350 million royalty funding agreement with Royalty Pharma Development Funding, LLC, or Royalty Pharma, based on U.S. net sales of Niktimvo. Under the agreement, we received $350 million in exchange for a 13.8% royalty on U.S. net sales of Niktimvo. Royalty payments to Royalty Pharma will cease upon reaching a multiple of 2.35x.

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

Financial Overview

Revenue

Our ability to generate sales revenue depends upon our ability to obtain marketing approval of, and successfully commercialize our product candidates. Our first commercially approved product, Niktimvo, received approval from the FDA in August 2024. We anticipate launching Niktimvo in the U.S. no later than early first quarter 2025. Our revenue for the three and nine months ended September 30, 2024 was derived from the achievement of milestones in connection with our license agreements with Incyte and Eddingpharm Investment Company Limited, or Eddingpharm. We did not generated any product sales revenue during the three and nine months ended September 30, 2024.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of pre-commercialization costs as well as employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, information technology, business development and support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development and anticipated commercialization of revumenib. Additionally, we expect an increase in employee-related and sales and marketing expenses and other commercial expenses as a result of Niktimvo’s anticipated commercial launch and in anticipation of revumenib’s expected regulatory approval.

Interest Expense

Interest expense consists primarily of interest expense on our operational and capital leases.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short- and long-term investment balances.

Other Income (Expense), net

Other income (expense), net includes income (expense), consisting of revaluation of foreign currency related to trade payables.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
	(In thousands)			(In thousands)
Revenue:
Milestone and license revenue	$12,500	$—	$12,500	$16,000	$—	$16,000
Total revenues	12,500	—	12,500	16,000	—	16,000
Operating expenses:
Research and development	$70,971	$39,087	$31,884	$176,118	$107,906	$68,212
Selling, general and administrative	31,106	17,268	13,838	83,189	44,143	39,046
Total operating expenses	102,077	56,355	45,722	259,307	152,049	107,258
Loss from operations	(89,577)	(56,355)	33,222	(243,307)	(152,049)	91,258
Other income (expense), net:
Interest expense	(23)	(70)	47	(123)	(145)	22
Interest income	5,442	5,345	97	18,982	15,613	3,369
Other income (expense)	32	(66)	98	(141)	(306)	165
Total other income (expense), net	5,451	5,209	242	18,718	15,162	3,556
Net loss	$(84,126)	$(51,146)	$32,980	$(224,589)	$(136,887)	$87,702

Revenue

Revenue for the three months ended September 30, 2024, consisted of a $12.5 million milestone earned as a result of the approval of Niktimvo.

Revenue for the nine months ended September 30, 2024, consisted of a $12.5 million milestone earned in the third quarter of 2024 as a result of the approval of Niktimvo and $3.5 million of revenue recognized in the second quarter of 2024 under the license agreement with Eddingpharm.

Research and Development

The following table summarizes the research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
	(In thousands)			(In thousands)
Revumenib-related costs	$24,454	$15,146	$9,308	$76,421	$44,215	$32,206
Axatilimab-related costs	24,204	4,580	19,624	38,309	15,161	23,148
Other research and development programs	669	2,765	(2,096)	2,169	4,656	(2,487)
Personnel cost and other expenses	15,807	12,763	3,044	44,922	33,545	11,377
Stock-based compensation	5,837	3,833	2,004	14,297	10,329	3,968
Total research and development expenses	$70,971	$39,087	$31,884	$176,118	$107,906	$68,212

For the three and nine months ended September 30, 2024, our total research and development expenses increased $31.9 million and $68.2 million respectively, from the comparable prior year period. The increase was primarily due to:

•
The increase in costs related to revumenib for the three and nine month period ended September 30, 2024, compared to the prior year periods, was primarily driven by the continuation of the registrational trials, preparation for front-line / combination trials, companion diagnostic development costs, pre-commercial manufacturing activities, medical affairs activities in preparation for commercialization, and an $8.0 million milestone paid to Vitae in the first quarter of 2024, related to the successful completion of the first pivotal trial in the first indication.
•
The increase in costs related to axatilimab for the three and nine month period ended September 30, 2024, compared to the prior year periods, was primarily driven by the continuation of the IPF trial, pre-commercial manufacturing activities and a $15.0 million milestone payment to UCB as a result of the approval of Niktimvo in the third quarter of 2024.
•
The decrease in other research and development programs for the three and nine month periods ended September 30, 2024, compared to the prior year periods, was related to a decrease in clinical trial expense, not related to the revumenib and axatilimab programs.
•
The increase in personnel costs and other expenses, and stock-based compensation, which includes salaries, overhead, and related expenses, for the three and nine month periods ended September 30, 2024, compared to the prior year periods, was related to support of the on-going clinical trials and NDA/sNDA activities.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		$2024	2023	$
	(In thousands)			(In thousands)
Commercial-related expenses	$7,620	$3,390	$4,230	$21,012	$6,647	$14,365
Other selling, general and administrative expenses	3,854	3,802	52	12,111	10,040	2,071
Personnel cost and other expenses	13,535	5,608	7,927	33,635	15,161	18,474
Stock-based compensation	6,097	4,468	1,629	16,431	12,295	4,136
Total selling, general and administrative expenses	$31,106	$17,268	$13,838	$83,189	$44,143	$39,046

For the three and nine months ended September 30, 2024, our total selling, general and administrative expenses increased $13.8 million and $39.0 million, respectively, from the comparable prior year period. The increase primarily is due to:

•
The increase in commercial-related expenses for the three and nine month periods ended September 30, 2024, compared to the prior year periods, was primarily driven by and increase in commercial readiness activities for Niktimvo and revumenib.
•
The increase in other selling, general, and administrative expenses for the three and nine months ended September 30, 2024, compared to the prior year periods, was primarily due to an increase in IT, recruiting, and legal costs.
•
The increase in personnel costs and other expenses and stock-based compensation, which includes salaries, overhead, and related expenses, for the three and nine months ended September 30, 2024, compared to the prior year periods, was primarily due to increased headcount in preparation for commercial readiness activities.

Interest Expense and Interest Income

For the three and nine months ended September 30, 2024, interest income, net of interest expense, increased from the comparable prior year period. The increase was primarily due to higher interest rates and an increased average balance on cash equivalents and short and long-term investments.

Other Income (Expense)

For the three and nine months ended September 30, 2024, other income (expense) decreased from the comparable prior year period primarily due to the decrease in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(217,515)	$(119,252)
Net cash provided by investing activities	49,198	133,899
Net cash provided by financing activities	5,942	5,649
Net (decrease) increase cash, cash equivalents and restricted cash	$(162,375)	$20,296

Net Cash Used in Operating Activities

Net cash used in operating activities increased from $119.3 million for the nine months ended September 30, 2023 to $217.5 million for the nine months ended September 30, 2024, primarily due to an increase in operating net loss, prepaid expenses, and collaboration receivables, and a decrease in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024, was $49.2 million and was related to $229.9 million from the maturities of available-for-sale securities, offset by the purchase of $180.7 million of available-for-sale securities.

Net cash provided by investing activities for the nine months ended September 30, 2023, was $133.9 million and was related to $359.2 million from the maturities of available-for-sale securities, offset by the purchase of $225.3 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, increased by $0.3 million from the comparable prior year period primarily due to proceeds from the exercise of stock options and employee participation in our 2015 Employee Stock Purchase Plan, or ESPP.

Future Funding Requirements

Since our inception, our operations have been primarily financed by net proceeds from our public stock offerings, and revenue from our license agreements. We believe that our cash, cash equivalents and short- and long-term investments as of September 30, 2024, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition, we received a $350.0 million upfront payment in November 2024 pursuant to the purchase and sale agreement, or Royalty Agreement, with Royalty Pharma and are eligible to receive future aggregate payments up to $822.5 million. We are also and are eligible under our collaboration agreements to receive royalty payments, research and development funding, and milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, which will continue to fund our future operations. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•
our ability, along with Incyte, to successfully launch and generate sales of Niktimvo;
•
the cost of establishing sales, marketing and distribution capabilities for our products and product candidates, including Niktimvo, which we are co-commercializing with Incyte, and revumenib, provided it receives regulatory approval and if we determine to commercialize it ourselves;
•
the initiation, progress, timing, costs and results of clinical trials of our product candidates;
•
the outcome, timing and cost of seeking and obtaining additional regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more trials than we currently expect;
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

We have one commercially approved product, Niktimvo, which we anticipate launching in the U.S. no later than early first quarter 2025. We otherwise have no products approved for commercial sale and have not generated any product revenues from product sales to date. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for payments received under the Royalty Agreement or any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. Our material contractual obligations and commitments as of September 30, 2024, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of September 30, 2024, we have $0.8 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of September 30, 2024, we had an accumulated deficit of $1.1 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple of years. We expect that our research and development and selling, general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and nine months ended September 30, 2024, we did not sell any shares of common stock under the 2023 ATM Program. As of September 30, 2024, we had $157.9 million available under the 2023 ATM Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $133.0 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $266.6 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2024, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

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

Summary of Selected Risks

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our securities. These risks and uncertainties include, among others, the following:

•
We have limited experience in generating revenue from product sales.
•
If the market opportunities for Niktimvo are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
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
•
Failure to comply with regulatory requirements or unanticipated problems with Niktimvo may result in various adverse actions such as the suspension or withdrawal of Niktimvo, closure of a facility or enforcement of substantial penalties or fines.
•
The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would harm our business.
•
Niktimvo and our future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.
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
•
Our product and product candidates may face future development and regulatory difficulties.

•
Our product and product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.
•
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for Niktimvo or any future products could limit our ability to market those products and decrease our ability to generate revenue.
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

Risks Related to Our Business and Industry

We have limited experience in generating revenue from product sales.

Our ability to generate significant revenue from product sales depends on our ability to successfully commercialize Niktimvo and obtain the regulatory and marketing approvals necessary to commercialize revumenib as well as axatilimab for other indications. We currently have limited commercialization expertise, including sales, marketing, or distribution capabilities, and Niktimvo and future approved products may not remain in the market for a number of reasons, including ineffectiveness, harmful side effects, difficulty in scaling manufacturing, political and legislative changes, or competition from existing future alternatives. Our ability to generate substantial future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

•
developing a sustainable manufacturing process for approved products and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the processes and provide adequate (in amount and quality) product supply to support market demand for approved products;
•
launching and commercializing approved products;
•
obtaining market acceptance of approved products;
•
obtaining adequate market share, reimbursement and pricing for approved products;
•
our ability to find patients so they can be diagnosed and begin receiving treatment;
•
addressing any competing technological and market developments;
•
negotiating favorable terms, including commercial rights, in any collaboration, licensing, or other arrangements into which we may enter, any amendments thereto or extensions thereof;
•
maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
•
attracting, hiring, and retaining qualified personnel.

If the number of our addressable patients is not as significant as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of approved products.

If the market opportunities for Niktimvo are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of the number of adult and pediatric patients with cGVHD after failure of at least two prior lines of systemic therapy who have the potential to benefit from treatment with Niktimvo are based on our and Incyte’s beliefs and estimates. These estimates have been derived from a variety of sources and may prove to be incorrect or new studies may change the estimated incidence or prevalence, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for Niktimvo may be limited or may not be amenable to treatment with Niktimvo, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Even if we obtain significant market share for Niktimvo, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, and commercialize our product candidates, our business prospects will be significantly harmed.

We have one approved product, Niktimvo. Our financial success will also depend substantially on our ability to effectively and profitably commercialize our other product candidates. In order to commercialize our product candidates, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;
•
timely completion of any future clinical trials of revumenib and axatilimab;
•
interruption of key clinical trial activities, in connection with public health threats or any future geopolitical tensions, such as the ongoing wars involving Russia and Israel;
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

The timely completion of clinical trials largely depends on patient enrollment. Many factors affect patient enrollment, including:

•
the impact of public health crises, or geopolitical tensions, such as the ongoing wars involving Russia and Israel;
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

Failure to comply with regulatory requirements or unanticipated problems with Niktimvo may result in various adverse actions, such as the suspension or withdrawal of Niktimvo, closure of a facility or enforcement of substantial penalties or fines.

Regulatory agencies will subject any marketed product(s), as well as the manufacturing facilities, to continual review and periodic inspection. If previously unknown problems with a product or with regulatory requirements are discovered, such as adverse events of unanticipated severity or frequency, serious or unexpected side effects or other safety risks, problems with a manufacturing process or laboratory facility, or failure to comply with applicable regulatory approval requirements, a regulatory agency may impose restrictions or penalties on that product or on us. Such restrictions or penalties may include, among other things:

•
restrictions on the marketing or manufacturing of the product, the withdrawal of the product from the market or product recalls;
•
warning letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of our product candidates; and
•
closure of the facility, enforcement of substantial fines, injunctions, or the imposition of civil or criminal penalties.

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

Niktimvo and our future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.

Niktimvo and our future product candidates may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in trials and in post-marketing experience;
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

If Niktimvo or future approved product candidates do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue to become or remain profitable.

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

Our product and our product candidates may face future development and regulatory difficulties.

Our product and product candidates are subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Our product and product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product and product candidates could cause the interruption, delay or halting of the trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. Results of the clinical trials may reveal a high and unacceptable severity and prevalence of side effects or other unexpected characteristics. In such event, the trials could be suspended or terminated, or the FDA or foreign regulatory authorities could deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects.

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

Niktimvo and any product candidates that receives approval in the future would face significant competition from other therapies in the relevant indication. For example, cGVHD has historically been managed by off-label treatments. However, in the past several years, the FDA has approved three drugs, ibrutinib (Imbruvica®), belomosidil (Rezurock®) and ruxolitinib (Jakafi®), for use in patients with cGVHD after failure of one or more lines of systemic therapy. All three of these drugs may compete with Niktimvo in patients diagnosed with cGVHD.

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

Existing or potential competitors have or may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Our competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective or more effectively marketed and sold than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

We believe that our ability to successfully compete will depend on, among other things:

•
the market adoption of Niktimvo and our other product candidates by physicians and patients;
•
the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;
•
the time it takes for our product candidates to complete clinical development and receive marketing approval;
•
our ability to commercialize Niktimvo and our other product candidates if they receive regulatory approval;
•
the price of Niktimvo and our product candidates, including in comparison to branded or generic competitors;
•
whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•
our ability to manufacture commercial quantities of Niktimvo and our product candidates, if they receive regulatory approval; and
•
our ability to negotiate preferential formulary status for our product candidates.

Even if we obtain regulatory approval of our other product candidates, the availability, commercial formulary placement, and price of our competitors’ products could limit the demand and the price we are able to charge. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment, or if physicians switch to other new drug or biologic products or choose to reserve our drugs for use in limited circumstances.

Certain of our product candidates may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for Niktimvo or any future products could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage, and reimbursement of Niktimvo, and other product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours. Sales of Niktimvo will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we, along with Incyte, may not be able to successfully commercialize Niktimvo. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or private payors will decide with respect to reimbursement for a product such as ours.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for Niktimvo. We expect to experience pricing pressures in connection with the sale of Niktimvo due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several, Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. March-in rights allow a federal agency to grant a compulsory license on a privately owned patent to third parties, if the invention was developed with federal funding and the agency finds that certain statutory criteria apply. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

These and other healthcare reform measures may be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional election, any of which may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical-stage biopharmaceutical company with limited operating history. The FDA approved Niktimvo in August 2024, and we, along with our partner Incyte, anticipate launching Niktimvo in the U.S. no later than early first quarter 2025. We have no other products approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of our product candidates. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005, except in 2021.

For the quarter ended September 30, 2024, we reported a net loss attributable to stockholders of $84.1 million. As of September 30, 2024, we had an accumulated deficit of $1.1 billion, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

While the long-term economic impacts associated with public health crises and global geopolitical tensions, like the ongoing wars between Russia and Ukraine and the Hamas-Israel wars as well as the conflicts in the Middle East, including between Israel and Hezbollah, are difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

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
•
our need to acquire and implement additional internal systems and infrastructure, including compliance and financial and reporting systems, as we grow our company; and
•
business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent (such as the ongoing wars between Russia and Ukraine and the Hamas-Israel wars as well as the conflicts in the Middle East, including between Israel and Hezbollah), terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry, political and market conditions, including, but not limited to new or ongoing public health crises and the wars between Russia and Ukraine and Hamas and Israel wars as well as the conflicts in the Middle East, including between Israel and Hezbollah.

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

As of September 30, 2024, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33.5% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Michael A. Metzger Chief Executive Officer, Director	Adoption***	8/2/2024	X		171,195	-	9/10/2025

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

*** The selling start date of Mr. Metzger’s plan is January 2025, after the Company’s current NDA PDUFA date of December 26, 2024, and the plan solely includes equity grants with expiration dates prior to September 10, 2025.

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

Date: November 5, 2024

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)