Form 10-K
period 2024-12-31
Syndax Pharmaceuticals Inc
filed 2025-03-03
CIK 1395937

6884,826,632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

730 Third Avenue, 9th Floor

New York, NY 10017

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

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was $1.7 billion as of June 30, 2024 based on the closing price of $20.53 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2025, there were 86,024,394 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to maintain our licenses with UCB Biopharma Sprl, and Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie Inc.;
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
•
the market adoption of REVUFORJ® (revumenib) and NIKTIMVO™ (axatilimab-csfr) and our product candidates by physicians and patients;
•
developments relating to our competitors and our industry; and
•
the impact of geo-political actions, including tariffs, war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

iii

PART I

Item 1. BUSINESS

Our Company

We are a commercial-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We currently have two commercially approved medicines and a robust slate of clinical development programs designed to unlock the full potential of our first two medicines.

Revuforj® (revumenib) is our first-in-class menin inhibitor that was approved by the U.S. Food and Drug Administration, or FDA, in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year old and older. In the second quarter of 2025, we expect to submit a supplemental New Drug Application, or sNDA, for revumenib as a treatment for R/R acute myeloid leukemia, or AML, with a nucleophosmin 1 mutation, or mNPM1, based on the positive pivotal data from our AUGMENT-101 trial. We are also studying revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2A-rearranged, or KMT2Ar, acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, we are exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer.

Niktimvo™ (axatilimab-csfr) is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard of care therapies, as well for the treatment of idiopathic pulmonary fibrosis, or IPF.

We licensed the global rights to axatilimab and revumenib and are working closely with our collaboration partner, Incyte, on the commercialization and further development of axatilimab. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

Our Strategy

•
Successfully commercialize Revuforj in the U.S. for R/R acute leukemia patients with a KMT2A translocation and establish Revuforj as the preferred menin inhibitor, leveraging our first mover advantage and robust clinical data.
•
Expand the indicated population for Revuforj, starting with the submission of a sNDA for R/R mNPM1 AML, expected in the second quarter of 2025, based upon the positive pivotal data from the AUGMENT-101 trial.
•
Advance a robust pipeline of frontline trials of revumenib in combination with standard of care therapies to support potential additional listings in the National Comprehensive Cancer Network, or NCCN, Guidelines® and/or label expansion opportunities.
•
Evaluate opportunities to commercialize Revuforj outside of the United States, potentially on our own or in collaboration with partners who have operations and expertise outside the United States.
•
Successfully commercialize Niktimvo, in partnership with Incyte, for the treatment of cGVHD patients who have failed at least two prior lines of systemic therapy.
•
Continue to advance clinical development programs designed to unlock the opportunity for Niktimvo to address newly diagnosed patients with cGVHD and other diseases, starting with IPF.
•
Leverage the technical, clinical, regulatory and business expertise of our management team, scientific collaborators, and organization and network of advisors to license, acquire and develop additional cancer therapies to expand our pipeline and development plans.

We believe that strong execution of our strategy will position us to realize our mission to extend and improve the lives of cancer patients.

Our Products & Ongoing Development Programs

We have a product portfolio consisting of two FDA-approved products, Revuforj (revumenib) and Niktimvo (axatilimab-csfr), and a robust slate of clinical development programs designed to expand the opportunities for both medicines.

Revuforj (revumenib)

Revuforj is our oral, first-in-class menin inhibitor that was approved by the FDA in November 2024 for the treatment of R/R acute leukemia with a KMT2A translocation in adult and pediatric patients one year and older. The FDA previously granted Breakthrough Therapy and Fast Track designations as well as Priority Review to revumenib. The New Drug Application, or NDA, received approval through the FDA’s Real Time Oncology Review program.

The efficacy evaluation of Revuforj was based on an FDA analysis of 104 patients with R/R acute leukemia with a KMT2A translocation who were treated with Revuforj in the Phase 1/2 AUGMENT-101 trial. In the efficacy population, the rate of complete remission, or CR, plus CR with partial hematological recovery, or CRh, was 21% (22/104 pts; 95% confidence interval [CI]: 13.8%, 30.3%). The median duration of CR+CRh was 6.4 months (95% CI: 2.7, not estimable) and the median time to CR or CRh was 1.9 months (range: 0.9, 5.6 months). 23% (24/104 pts) of patients underwent hematopoietic stem cell transplantation, or HSCT, following treatment with Revuforj. Results from the 104-patient efficacy analysis are consistent with the previously reported, protocol-defined Phase 2 interim analysis of patients with R/R KMT2Ar acute leukemia in the AUGMENT-101 trial (n=57) which were published in the Journal of Clinical Oncology in August 2024.

The safety evaluation of Revuforj was based on an FDA analysis of 135 patients with R/R acute leukemia with a KMT2A translocation who were treated with Revuforj. The most common adverse reactions (≥20%) including laboratory abnormalities were hemorrhage, nausea, phosphate increased, musculoskeletal pain, infection, aspartate aminotransferase increased, febrile neutropenia, alanine aminotransferase increased, parathyroid hormone intact increased, bacterial infection, diarrhea, differentiation syndrome, electrocardiogram QT prolonged, phosphate decreased, triglycerides increased, potassium decreased, decreased appetite, constipation, edema, viral infection, fatigue, and alkaline phosphatase increased.  Adverse reactions leading to dose reduction or permanent discontinuation were low at 10% and 12% of patients, respectively. The Revuforj U.S. Prescribing Information contains a boxed warning for differentiation syndrome.

In late November 2024, we launched Revuforj, the first and only FDA-approved menin inhibitor, for commercial sale in the U.S.

In December 2024, revumenib was added to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML and acute lymphoblastic leukemia, or ALL, as a category 2A recommendation for R/R acute leukemia with a KMT2A rearrangement.

Revumenib Development Programs

We are developing revumenib for R/R mNPM1 AML and studying the use of revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2Ar acute leukemia across the treatment landscape, including in newly diagnosed patients.

Overview of revumenib development pipeline

Revumenib for the treatment of R/R mNPM1 AML

In March 2024, we announced the completion of enrollment in the pivotal Phase 2 cohort of patients with R/R mNPM1 AML in the AUGMENT-101 trial of revumenib.

In November 2024, we announced that the primary endpoint was met in the protocol-defined efficacy population of 64 adults with R/R mNPM1 AML in the Phase 2 cohort of the AUGMENT-101 trial. The primary endpoint was met with a CR/CRh rate of 23% (15/64; 95% CI: 14%, 36%; one-sided p-value =0.001). The observed median duration of CR/CRh responses was 4.7 months (95% CI: 1.2, 8.2) at the time of the data cutoff with three patients remaining in response. Minimal residual disease, or MRD, status was assessed in 14 of 15 patients who achieved CR/CRh, 64% (9/14) of whom were MRD negative. The overall response rate, or ORR, was 47% (30/64; 95% CI: 34%, 60%). 17% (5/30) of patients who achieved an overall response underwent HSCT following treatment with revumenib, with three resuming revumenib therapy post-transplant.

Based on the positive pivotal data, we expect to submit an sNDA for revumenib in R/R mNPM1 AML in the second quarter of 2025, followed by a potential FDA approval around year-end 2025. We also expect to publish the pivotal data in R/R mNPM1 AML and submit the resulting publication to the NCCN Guidelines for consideration in the second quarter of 2025.

In December 2024, we shared results from an expanded analysis of the R/R mNPM1 AML patients who enrolled into the Phase 2 cohort of AUGMENT-101. Among the 84 patients enrolled in the cohort, 77 met the efficacy evaluable criteria requiring patients to have blast counts >5% measured within 28 days prior to treatment and a centrally confirmed NPM1 mutation. In this expanded post-hoc efficacy analysis, 48% (37/77; 95% CI: 37%, 60%) achieved an overall response, and 26% (20/77; 95% CI: 17%, 37%) achieved a CR/CRh. The median duration of CR/CRh response was 4.7 months as of the September 2024 data cut off. MRD status was assessed in 19 of 20 patients who achieved CR/CRh, 63% (12/19) of whom were MRD negative.

Revumenib in combination with standard of care agents in mNPM1 or KMT2Ar acute leukemias across the treatment landscape

Multiple trials evaluating revumenib in mNPM1 and KMT2Ar acute leukemia across the treatment landscape are ongoing. These trials include:

•
BEAT AML: A Phase 1 trial evaluating the combination of revumenib with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar AML patients. The trial is being conducted as part of the Leukemia & Lymphoma Society’s Beat AML® Master Clinical Trial. Updated data reported from the trial in December 2024 showed an ORR of 100% (37/37) and a composite complete remission, or CRc, rate of 95% (35/37).
•
SAVE: A Phase 1/2 trial evaluating an all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in pediatric and adult patients with R/R AML or mixed-lineage acute leukemia, or MPAL, harboring either mNPM1, KMT2Ar, or NUP98r alterations. The trial is being conducted by investigators from MD Anderson Cancer Center. Updated data that showed an ORR of 82% (27/33) and a CR/CRh rate of 48% (16/33) were presented at the 66th American Society of Hematology, or ASH, Annual Meeting in December 2024. The trial is now enrolling a cohort of newly diagnosed patients.
•
Intensive chemotherapy: A Phase 1 trial evaluating the combination of revumenib with intensive chemotherapy (7+3) followed by revumenib maintenance treatment in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients. We expect to report Phase 1 data in the second half of 2025.
•
Break Through Cancer: A Phase 2 trial studying whether the combination of revumenib and venetoclax can eliminate MRD in patients with AML and extend progression-free survival. The trial is being conducted by Break Through Cancer, a collaboration between leading U.S. cancer research centers.
•
INTERCEPT: A Phase 1 trial evaluating the use of novel therapies, including revumenib, to target MRD and early relapse in AML. The trial is being conducted by the Australasian Leukaemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial. Data that showed 54% (6/11) of patients had MRD reduction at any time, including 36% (4/11) who achieved MRD negativity, were presented at the 66th ASH Annual Meeting in December 2024.

In addition to the ongoing trials described above, we plan to initiate additional trials of revumenib across the acute leukemia treatment continuum. In the first quarter of 2025, we are initiating a pivotal trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients unfit to receive intensive chemotherapy. We also plan to initiate multiple trials of revumenib in combination with standard of care treatment regimens in newly diagnosed acute leukemia patients who are fit to receive intensive chemotherapy, starting in the second half of 2025.

Revumenib in colorectal cancer (CRC)

We are evaluating revumenib in patients with R/R metastatic microsatellite stable, or MSS, colorectal cancer, in an ongoing Phase 1/2 proof-of-concept trial designed to assess the safety, tolerability, and anti-tumor activity of revumenib.

In June 2024, we announced that we had advanced into the Phase 1b portion of the trial. The decision was supported by the trial’s Independent Data Monitoring Committee (IDMC) following its pre-planned review of initial data from the Phase 1a portion of the trial. The Phase 1a dose escalation portion of the trial enrolled a total of 19 patients who had a median of four prior therapies across three dose cohorts, including 163 mg, 226 mg, and 276 mg three times a day. Revumenib was well-tolerated at all dose levels tested and the safety profile was consistent with the Company’s previously reported data.  In addition, the initial efficacy results provide early clinical support that revumenib may be able to impact disease progression in R/R patients with metastatic MSS CRC. At doses believed to achieve full target saturation, dose levels 2 and 3, 44% (4/9) of patients had stable disease at 8 weeks, and 33% (3/9) of patients had stable disease at 16 weeks.

Niktimvo (axatilimab)

Niktimvo (axatilimab-csfr) is our first-in-class CSF-1R-blocking antibody that was approved by the FDA in August 2024 for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg.

The FDA approval was based on data from the global AGAVE-201 study evaluating the safety and efficacy of Niktimvo in 241 adult and pediatric patients with refractory cGVHD who received at least two prior lines of systemic therapy. The trial met the primary endpoint across all cohorts receiving Niktimvo. Results from the study showed durable responses across all organs studied and patient subgroups. Among patients who received Niktimvo at the approved dose of 0.3 mg/kg every two weeks (N=79), 75% achieved an overall response rate (ORR) within the first six months of treatment, with a median time to response of 1.5 months. Additionally, 60% maintained a response at 12 months (measured from first response to new systemic therapy or death, based on the Kaplan Meier estimate). The trial also met a key exploratory endpoint, with a majority (56%) of patients achieving a ≥7-point improvement in the modified Lee Symptom Scale, or mLSS, score. Organ-specific complete and partial responses were demonstrated across all organs studied that are affected by cGVHD, including lower gastrointestinal, or GI, upper GI, esophagus, joints/fascia, mouth, lungs, liver, eyes and skin. The most common (≥15%) adverse reactions, including laboratory abnormalities, were increased aspartate aminotransferase, infection (pathogen unspecified), increased alanine aminotransferase, decreased phosphate, decreased hemoglobin, viral infection, increased gamma glutamyl transferase, musculoskeletal pain, increased lipase, fatigue, increased amylase, increased calcium, increased creatine phosphokinase, increased alkaline phosphatase, nausea, headache, diarrhea, cough, bacterial infection, pyrexia and dyspnea.

In September 2024, the pivotal data from the AGAVE-201 trial were published in the New England Journal of Medicine. In August 2024, axatilimab-csfr was added to the latest NCCN Guidelines as a category 2A recommendation for the treatment of chronic GVHD after the failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg.

In January 2025, we launched Niktimvo for commercial sale in the U.S. in partnership with Incyte and in accordance with the collaboration agreement and license agreement with Incyte described below under the heading “Collaborations - Incyte Collaboration and License Agreement.” Under the agreement, we are co-commercializing Niktimvo along with Incyte.

Axatilimab Development Programs

Axatilimab is in development for the treatment of newly diagnosed chronic GVHD patients and for other fibrotic diseases, such as IPF.

Axatilimab is a monoclonal antibody targeting the colony stimulating factor-1 receptor, or CSF-1R, a cell surface protein thought to control the survival and function of monocytes and macrophages. Axatilimab binds with high affinity to CSF-1R and blocks the binding of the two known CSF-1R ligands CSF-1 and IL-34. CSF-1R is expressed on the surface of specific immune cells known as macrophages and their precursor cells known as monocytes. CSF-1R signaling on these cells has been demonstrated in preclinical studies conducted in animal models of skin and lung cGVHD to be the key regulatory pathway involved in the expansion and infiltration of the macrophages that mediate fibrosis and the cGVHD disease process. Blocking CSF-1R activity with an experimental CSF-1R antibody in these studies was shown to prevent and treat the symptoms of cGVHD. We believe that by inhibiting CSF-1R activation on monocytes and macrophages, axatilimab has the potential to be used to treat cGVHD as well as other fibrotic diseases where monocyte-derived macrophages have been shown to play a significant role.

Our near-term focus is to investigate the potential for axatilimab to provide meaningful clinical benefit earlier in the treatment of cGVHD and to establish proof-of-concept for the use of axatilimab to treat other fibrotic diseases where monocyte-derived macrophages have been shown to play a role.

Overview of axatilimab development pipeline

Axatilimab for the treatment of newly diagnosed cGVHD patients

Our partner, Incyte, has initiated two clinical trials studying the use of axatilimab in combination with standard of care cGVHD therapies in the frontline setting. One trial is a Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients 12 years of age and older with newly diagnosed cGVHD. The second trial is a Phase 3, randomized, double-blind, placebo-controlled, multi-center trial that will investigate the use of axatilimab in combination with corticosteroids as initial treatment for cGVHD.

Axatilimab for the treatment of IPF

In January 2024, we announced that our randomized, double-blind, placebo-controlled Phase 2 trial of axatilimab on top of standard of care in patients with IPF was open for enrollment. The ongoing trial, referred to as MAXPIRe, will assess the efficacy, safety and tolerability of axatilimab. We expect to complete enrollment in the trial in 2025 with topline data anticipated in 2026.

Entinostat

Entinostat is our oral, small molecule product candidate that has direct effects on both cancer cells and immune regulatory cells, potentially enhancing the body’s immune response to tumors. We have deprioritized the development of entinostat, but maintain a license, development and commercialization agreement with Eddingpharm International Company Limited, or Eddingpharm, under which we granted Eddingpharm an exclusive license under our intellectual property rights to develop and commercialize entinostat in China and certain other Asian countries. In April 2024, entinostat received marketing approval in China.

Disease and Market Overviews

Revumenib is being developed for the treatment of R/R adult and pediatric patients with KMT2Ar ALL, KMT2Ar AML and NPM1 mutant AML. At this time, other than Revuforj, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, Revuforj is the first defined therapy for patients with KMT2Ar ALL and KMT2Ar AML.

KMT2A-Rearranged Acute Leukemia

KMT2A-rearranged (KMT2Ar), also known as mixed lineage leukemia rearranged or MLLr, acute leukemias arise by rare, spontaneous translocations at the MLL1 locus (11q23). It is estimated that approximately 10% of AML and ALL harbor a KMT2A rearrangement with a worldwide incidence of approximately 5,000 to 7,000 cases per year. KMT2Ar acute leukemia is routinely diagnosed through currently available cytogenetic or molecular diagnostic techniques.

KMT2A-rearrangements give rise to an aggressive form of acute leukemia that is associated with a very poor prognosis and high relapse rates. It is estimated that more than 95% of patients with KMT2Ar acute leukemia have a KMT2A translocation, a type of rearrangement that occurs when part of one chromosome breaks and fuses to a different chromosome. More than half of patients with KMT2Ar acute leukemia will relapse after receiving conventional frontline therapies, with a median overall survival, or OS, of less than one year. With third line treatment or beyond, only 5% of patients achieve complete remission, and the median OS is less than three months.

Revuforj is the first and only FDA-approved treatment for patients with R/R acute leukemia with a KMT2A translocation. Currently there are several other clinical-stage menin-inhibitors in development for the treatment of KMT2Ar acute leukemias.

Mutant NPM1 (mNPM1) Acute Myeloid Leukemia (AML)

Mutations in the NPM1 gene are the most common genetic alteration in adult AML and are observed in approximately 30% of cases. Patients with relapsed or refractory mNPM1 AML have a poor prognosis and high unmet need.

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

Like KMT2Ar acute leukemia, mNPM1 is readily diagnosed as part of the standard AML patient work-up today, and yet there are no targeted therapies specifically approved to treat patients with mNPM1 AML. There are several additional clinical stage agents currently advancing as potential treatments for mNPM1 AML.

Colorectal Cancer (CRC)

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

Today, physicians can choose from a number of approved chemotherapies (Stivarga®, Lonsurf®), immunotherapies (Yervoy®, Keytruda®, Opdivo®) and targeted agents (Avastin®, Cyramza®, Zaltrap®, Erbitux®, Vectibix®, Braftovi®, FRUZAQLATM™) to treat CRC. Despite these advancements, there remains a critical need for more effective therapies to address metastatic CRC.

Nearly all colorectal tumors harbor genetic mutations that lead to the hyperactivation of b-catenin signaling, which in turn initiate the expression of various downstream targets that promote proliferation and maintain a stem cell state, highlighting the potential value of developing treatments that target b-catenin signaling in cancer. b-catenin itself, however, is an intractable drug target and the mechanisms underlying b-catenin–driven transcription remains largely elusive, underscoring the need to identify therapeutically tractable components of b-catenin transcriptional output. Recently, several researchers have utilized functional genomic screens to uncover new targets of high relevance to the oncogenic property of b-catenin. Through this process they have validated the selective dependence of KMT2A for growth of b-catenin–active CRC cells and showed KMT2A expression to be associated with malignant CRC growth in vivo and shortened survival in patients with CRC. Targeting KMT2A using menin inhibitors has been shown to selectively reduce the viability of b-catenin–active cells and CRC organoids, but not b-catenin–inactive cells and normal organoids.

Chronic Graft-Versus-Host Disease (cGVHD)

cGVHD, an immune response of the donor-derived hematopoietic cells against recipient tissues, is a serious, potentially life-threatening complication of allogeneic hematopoietic stem cell transplantation, or HSCT, that can last for years. cGVHD is a leading cause of significant morbidity and mortality after HSCT and is estimated to develop in approximately 42% of transplant recipients, affecting approximately 17,000 patients in the U.S. Of those patients who develop chronic GVHD, nearly 50% require at least three lines of treatment, emphasizing the need for additional effective treatment options. cGVHD typically manifests across multiple organ systems, with the skin and mucosa being commonly involved, and is characterized by the development of fibrotic tissue.

cGVHD has historically been managed by off-label treatments. However, in the past several years, the FDA has approved three drugs, Imbruvica® (ibrutinib), Rezurock® ( belomosidil) and Jakafi® (ruxolitinib), for use in patients with cGVHD after failure of one or more prior lines of systemic therapy. All three of these drugs may compete with Niktimvo in patients diagnosed with cGVHD. The first line of therapy for cGVHD is typically corticosteroids, though approximately 50% of patients may require treatment with additional systemic therapies, such as extracorporeal photopheresis, cytostatic agents such as mycophenolate moftetil, methotrexate, and immunomodulators such as rituximab, IL-2. Imbruvica® (ibrutinib), a BTK inhibitor, was the first FDA-approved therapy for cGVHD and is indicated for use after one or more lines of therapy. Imbruvica received approval based on Phase 1/2 clinical trial data that showed a 68% overall response rate, with 48% of responses lasting 20 weeks or longer and reduced dependence on steroids for most patients. Prior to the recent FDA approval of Niktimvo (axatilimab-csfr), the FDA had previously approved two other drugs, Rezurock® (belomosidil), for use in patients with cGVHD after failure of at least two prior lines of systemic therapy, and Jakafi® (ruxolitinib), for use in patients with cGVHD after failure of one or more prior lines of systemic therapy. While the other agents have shown a benefit in improving symptoms of this disease, none have demonstrated an improvement in long-term outcomes and a significant unmet medical need still remains for this patient population. Additionally, the other previously approved agents are believed to exert their effect through T- and B-cells, with minimal impact on macrophages. By inhibiting the work of monocyte-derived macrophages, axatilimab provides a differentiated way to treat cGVHD, which we expect to ultimately have a more pronounced impact on the fibrotic process. We also believe that shifting CSF-1R inhibition earlier in the treatment phase of cGVHD, to minimize formation of fibrotic tissue, could have a meaningful long-term impact on the disease process itself.

Idiopathic Pulmonary Fibrosis (IPF)

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

Collaborations

Incyte Collaboration and License Agreement

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. Also in September 2021, the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte received exclusive commercialization rights outside of the United States, subject to certain royalty and milestone payment obligations set forth below. In the United States, Incyte and the Company are co-commercializing axatilimab as Niktimvo (axatilimab-csfr) and share equally the profits and losses from these co-commercialization efforts.

The Company and Incyte have agreed to continue to co-develop axatilimab and to share development costs associated with global and additional U.S.-specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to non-U.S. countries. All development costs related to the collaboration will be subject to a joint development plan.

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

In August 2024, the FDA approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). As a result of the approval of Niktimvo, the Company earned a revenue milestone of $12.5 million, which was received in September 2024.

License Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, we entered into a license agreement, or the Vitae License Agreement, with Vitae Pharmaceuticals, LLC, or Vitae, a subsidiary of AbbVie, Inc., under which we were granted an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction, or the Menin Assets. Under the Vitae License Agreement, we are required to pay AbbVie up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae License Agreement, subject to the achievement of certain milestone events. In the event that we or any of our affiliates or sublicensees commercializes the Menin Assets, we will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. We are solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Vitae License Agreement for the other party’s uncured material breach or insolvency, and we may terminate the Vitae License Agreement at any time upon advance written notice to Vitae. Vitae may terminate the Vitae License Agreement if we or any of our affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Vitae License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

UCB

In 2016, the Company entered into a license agreement, or the UCB License Agreement, as amended from time to time, with UCB Biopharma Sprl, or UCB, under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Under the UCB License Agreement, the Company is required to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement, subject to the achievement of certain milestone events. The Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB was responsible for performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

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

Eddingpharm Investment Company Limited

In August 2013, the Company entered into a license agreement with Eddingpharm Investment Company, or Eddingpharm, to develop and commercialize entinostat in China and certain other Asian countries. Eddingpharm will pay the Company royalties on a sliding scale based on net sales, if any, and make future milestone payments up to $10.0 million in the event that certain specified development and regulatory goals are achieved. In April 2024, a milestone was achieved under the Eddingpharm license agreement for the marketing approval of entinostat in China. As a result, the Company recognized $3.5 million of milestone revenue in the second quarter of 2024.

Royalty Financing with Royalty Pharma

On November 4, 2024, we entered into a Purchase and Sale Agreement, or Purchase and Sale Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma, pursuant to which Royalty Pharma purchased rights to certain revenue streams from net sales of products comprising or containing axatilimab (including Niktimvo) by Syndax, its affiliates and its licensees in the United States and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront fee of $350 million.

Pursuant to the Purchase and Sale Agreement, Royalty Pharma purchased the right to receive a percentage of net sales equal to a royalty rate of 13.8% on quarterly net sales of Niktimvo in the United States and its respective territories; provided that the royalty rate is subject to certain adjustments based on future aggregate net sales of the product in the Territory, the Revenue Participation Right. Aggregate payments made to Royalty Pharma in respect of the Revenue Participation Right will be capped at $822.5 million, the Royalty Cap.

The Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and Royalty Pharma and customary covenants relating to the royalty payments, including the grant of a back-up security interest in the purchased royalties and certain assets related to the product and restrictions on the incurrence of additional indebtedness and on the existence of liens on our assets related to the product. Upon a change of control, we will have the right, but not the obligation, to repurchase the Revenue Participation Right at a repurchase price set forth in the Purchase and Sale Agreement. In addition, the Purchase and Sale Agreement provides that if certain events of default occur, including certain bankruptcy events or certain termination events with respect to our license agreement with UCB Biopharma Srl, Royalty Pharma may require us to repurchase Royalty Pharma’s interests in the Revenue Participation Right at a repurchase price equal to the Royalty Cap.

Sales and Marketing

To support the commercialization of Revuforj and Niktimvo in the United States, we have established a robust commercial field force comprising highly experienced professionals with extensive experience in hematology and oncology and new product launches. Our targeted sales force focuses on a well-defined group of medical oncologists, and transplant physicians, primarily in academic and community settings, who are responsible for the care and treatment of cancer patients. For Revuforj, we manage sales, marketing and distribution through internal resources and third-party relationships. In accordance with our agreement, Incyte leads the commercialization of axatilimab globally and we are co-commercializing Niktimvo in the United States. Outside the United States, we plan to rely on our current partners and plan to seek additional pharmaceutical partners for development as well as sales and marketing activities.

Manufacturing

We do not own or operate manufacturing facilities for the production of revumenib, axatilimab, or entinostat, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers as well as Incyte for all of our required raw materials, active pharmaceutical ingredients and finished product for our preclinical research, clinical trials, and commercial supply. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

Axatilimab Patent Portfolio

We in-licensed from UCB a patent portfolio directed to axatilimab. As of December 31, 2024, the in-licensed axatilimab composition-of-matter patent portfolio included two granted U.S. patents, 35 granted non-U.S. patents, including a granted Eurasian patent which has been validated in 3 countries and two granted EP patent which have been validated in 37 countries each, and 7 non-U.S. pending patent applications. The in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in August 2034 or later should patent term extension be granted.

Our in-licensed patent portfolio also includes patents and patent applications directed to methods for the treatment and/or prophylaxis of fibrotic disease by administration of an inhibitor of CSF-1R activity, methods for the treatment and/or prophylaxis of inflammatory bowel disease, or IBD, by administration of an inhibitor of CSF-1R activity, and liquid pharmaceutical compositions of anti-CSF-1R antibodies. As of December 31, 2024, the in-licensed method of use patent family included 11 granted non-U.S. patents, including a granted EP patent which has been validated in 7 countries. The in-licensed granted patents covering axatilimab, will expire in August 2034 or later should patent term extension be granted. As of December 31, 2024, the in-licensed liquid pharmaceutical compositions of anti-CSF-1R antibodies patent family included 1 granted U.S. patent, 17 granted non-U.S. patents including a granted EP patent which has been validated in 33 countries. These in-licensed granted patents covering axatilimab, and any non-U.S. pending applications should they issue, will expire in February 2036 or later should patent term extension be granted.

Our owned axatilimab patent portfolio includes one granted U.S. Patent, two granted non-U.S. patents, one pending U.S. patent application and five non-U.S. patent applications directed to combinations of entinostat and axatilimab. The granted U.S. patent will expire in January 2039 (including a patent term adjustment period of 237 days). Further, the non-U.S. granted patents and any pending applications should they issue, will expire in May 2038 or later should patent term extension be granted. Our owned axatilimab patent portfolio also consists of patent applications directed to the treatment regimens and methods of using axatilimab includes one pending U.S. patent application and 19 non-U.S. patent applications. Further, our owned axatilimab patent portfolio consists of patent applications directed to methods of treating chronic graft-versus-host disease-related bronchiolitis obliterans syndrome using an anti-colony stimulating factor 1 receptor antibody, which include one pending U.S. patent application, one pending non-U.S. patent application, and one pending international patent application (PCT). If any one of these applications were to issue as one or more patents, these patents would expire between December 2040 and May 2044 or later should patent term extension be granted.

Menin Asset Patent Portfolio

We in-licensed from Vitae Pharmaceuticals, LLC (formerly Vitae Pharmaceuticals, Inc., "Vitae") a subsidiary of AbbVie Inc., a patent portfolio directed to a series of selective preclinical inhibitors targeting the binding interaction of menin with MLL-r. As of December 31, 2024, the in-licensed portfolio includes four granted U.S. patents, U.S. Patent Nos. 11,479,557; 10,683,302; 11,739,085; and 10,899,758; 24 granted non-U.S patents, including a granted European patent, which was validated in 30 member states and another granted European patent which was validated in 15 member states; two pending U.S. applications; and 24 non-U.S. pending patent applications covering composition of matter and methods of treating, e.g., MLL. The in-licensed granted patents, and any pending application should they issue, are expected to expire between June 2037 and September 2037 or later should patent term extension be granted.

Our owned menin patent portfolio consists of twelve pending non-U.S. patent applications and one pending U.S. patent application, directed to combinations of a menin inhibitor and a CYP3A inhibitor for the treatment of various cancers. Our owned menin patent portfolio also consists of one pending U.S. non-provisional application, one pending international patent application (PCT), and one pending non-U.S. patent application directed to the salts and polymorphic forms of menin inhibitors and pharmaceutical combinations thereof. Furthermore, our owned menin portfolio includes thirteen pending non-U.S. patent applications and one pending U.S. patent application directed to methods of treating colorectal cancer in a subject in need thereof with a menin-MLL inhibitor. We also own two pending non-U.S. patent applications and one pending PCT application, covering composition of matter and methods of treating cancer and other diseases mediated by the menin-MLL interaction. If any of these pending applications were to issue as one or more patents, these patents would expire between April 2041 and November 2044 or later should patent term extension be granted.

We co-own with Vitae one granted U.S. patent, eighteen pending non-U.S. patent applications, and one pending U.S. patent application, , covering composition of matter and methods of treating cancer and other diseases mediated by the menin-MLL interaction. The granted patent and any pending applications should they issue, are expected to expire in May 2042 or later should patent term extension be granted.

We co-own with Syngene Scientific Solutions Ltd. two pending U.S. provisional applications, covering composition of matter and methods of treating cancer and other diseases mediated by the menin-MLL interaction. Syngene Scientific Solutions Ltd. is obligated to assign their rights to us. Should these pending applications issue as one or more patents, these patents would expire in 2045 or later should patent term extension be granted. Should this pending application issue as one or more patents, these patents would expire in 2045 or later should patent term extension be granted.

We also co-own with St. Jude Children's Research Hospital, Inc. one pending U.S. provisional patent application, covering methods of using menin inhibitors or combinations of a menin inhibitor and a second therapeutic agent. Should this pending application issue as one or more patents, these patents would expire in 2045 or later should patent term extension be granted. We also co-own with Board of Regents, The University of Texas System six pending non-U.S. patent applications, one pending U.S. patent application, covering methods of treating cancer with combinations, including menin inhibitors and Bcl-2 inhibitors.

Entinostat Patent Portfolio

We strive to protect entinostat with multiple layers of patents. As of December 31, 2024, our portfolio included four owned pending U.S. non-provisional patent applications, five owned granted U.S. patents, U.S. Patent Nos. 10,226,472; 11,324,822; 11,397,184; 12,168,054; and 12,000,829; which expire in August 2032, March 2036, October 2036; January 2039; and September 2041, respectively, or later should patent term extension be granted, directed to methods of treating or selecting a patient for treatment with combinations comprising entinostat and another therapeutic agent, 28 granted non-U.S. patents (including one European patent validated in five countries and another European patent validated in five countries), and 29 owned non-U.S. pending patent applications. Our owned entinostat patent portfolio includes pending U.S. and/or non-U.S. patent applications directed to methods of treating cancer patients by administration of entinostat and exemestane, treatments with entinostat combined with anti PD-1 or anti PD-L1 antibodies, entinostat and CSF-1 or CSF-1R combination therapies (also discussed above in the Axatilimab Patent Portfolio) and patient selection for combination therapy comprising entinostat and a second therapeutic agent. The granted patents, and any pending applications should they issue as one or more patents, these patents would expire between August 2032 and May 2039 or later should patent term extension be granted.

The portfolio we licensed from Bayer also includes U.S. Patent 7,973,166, or the ‘166- patent, which covers a crystalline polymorph of entinostat which is referred to as crystalline polymorph- B, the crystalline polymorph used in the clinical development of entinostat. Many compounds can exist in different crystalline forms. A compound which in the solid state may exhibit multiple different crystalline forms is called polymorphic, and each crystalline form of the same chemical compound is termed a polymorph. A new crystalline form of a compound may arise, for example, due to a change in the chemical process or the introduction of an impurity. Such new crystalline forms may be patented. By comparison, the U.S. Patent RE39,754, which expired in September 2017, covers the chemical entity of entinostat and any crystalline or non-crystalline form of entinostat. On March 7, 2014, our licensor Bayer applied for reissue of the ‘166 patent. The reissue application sought to add three additional inventors to the ‘166 patent. The reissue was granted as RE45,499 on April 28, 2015, at which time the original ‘166 patent was surrendered. The reissue patent has the same force and effect as the original ‘166 patent and the same August 2029 expiration date.

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

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the development and regulatory review process. To obtain a patent extension in the United States, the term of the relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. If our future products contain active ingredients which have not been previously approved, we may be eligible for a patent term extension in the United States. In the United States, we are seeking for axatilimab and expect to seek for revumenib extension of patent terms under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent for patent claims covering a new chemical entity. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

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

Coverage and Reimbursement

In both domestic and foreign markets, sales of Revuforj, Niktimvo and any other products for which we may receive regulatory approval will depend in part upon the availability of coverage and adequate reimbursement to healthcare providers from third-party payors. Such third-party payors include government health programs, such as Medicare and Medicaid, as well as managed care organizations, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are available. Assuming coverage is granted, the reimbursement rates paid for covered products might not be adequate. Even if favorable coverage status and adequate reimbursement rates are attained, less favorable coverage policies and reimbursement rates may be implemented in the future. The marketability of Revuforj, Niktimvo and any other products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer such products, and patients may decline to purchase them. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

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

The market for Revuforj, Niktimvo and any other product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement to the extent products for which we may receive regulatory approval are covered under a pharmacy benefit or are otherwise subject to a formulary. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that Revuforj, Niktimvo and any other product candidates for which we may receive regulatory approval will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenue and operating results.

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

We may also be subject to federal and state laws that govern the privacy and security of other personal data, including federal and state consumer protection laws, state data security laws, and data breach notification laws. A data breach affecting sensitive personal data, including health information, could result in significant legal and financial exposure and reputational damages.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act was passed, which has changed health care financing by both governmental and private insurers and significantly affected the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an additional rebate similar to an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate Program to Medicaid managed care organizations, expanded the 340B program, which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

The full impact on our business of these health reform measures and other new laws is uncertain but may result in additional reductions in Medicare and other healthcare funding. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products once commercialized.

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

Employees and Human Capital Resources

As of February 12, 2025, we had 270 full-time employees. Of the full-time employees, 99 were primarily engaged in research and development activities and 50 have an M.D., Ph.D., or PharmD degree. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. To allow us flexibility in meeting varying workflow demands, we also engage consultants and temporary workers when needed.

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

Corporate and Other Information

We were incorporated in Delaware in 2005. In 2011, we established a wholly owned subsidiary in the United Kingdom, which we dissolved in June 2024. In 2014 we established a wholly owned subsidiary in the United States, and in 2021, we established a wholly owned subsidiary in the Netherlands. There have been no material activities for these entities to date. We currently operate in one segment.

Our principal office is located in New York, New York, where we lease approximately 12,000 square feet of office space pursuant to a lease that expires in August 2028. In February 2025, following the expiration of our lease, we closed our office in Waltham, Massachusetts and made New York our principal office. We also lease approximately 4,000 square feet of additional office space in New York, New York pursuant to a lease that expires in August 2025. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.syndax.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A. Risk Factors

This Annual Report contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should carefully consider these risk factors, together with all of the other information included in this Annual Report as well as our other publicly available filings with the SEC.

Summary of Selected Risks

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our securities. These risks and uncertainties include, among others, the following:

•
We have limited experience in generating revenue from product sales.
•
If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
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
•
Failure to comply with regulatory requirements or unanticipated problems with Revuforj or Niktimvo may result in various adverse actions such as the suspension or withdrawal of Revuforj or Niktimvo, closure of a facility or enforcement of substantial penalties or fines.
•
The regulatory approval processes of the FDA and foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would harm our business.
•
Revuforj, Niktimvo and our future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.
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
•
Our products and product candidates may face future development and regulatory difficulties.
•
Our products and product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.
•
The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for Revuforj or Niktimvo or any future products could limit our ability to market those products and decrease our ability to generate revenue.

•
We have incurred net losses in each period since our inception, except in 2021, and anticipate that we will continue to incur net losses for the foreseeable future.
•
While we have product revenue, we may never achieve or maintain profitability.
•
We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.
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

Our ability to generate significant revenue from product sales depends on our ability to successfully commercialize Revuforj and Niktimvo and to obtain the regulatory and marketing approvals necessary to commercialize revumenib and axatilimab for other indications. We currently have limited commercialization expertise, including sales, marketing, or distribution capabilities, and Revuforj, Niktimvo and future approved products may not remain in the market for a number of reasons, including ineffectiveness, harmful side effects, difficulty in scaling manufacturing, political and legislative changes, or competition from existing future alternatives. Our ability to generate substantial future revenue from product sales depends heavily on our success in many areas, including, but not limited to:

•
developing a sustainable manufacturing process for products and establishing and maintaining supply and manufacturing relationships with third parties that can conduct the processes and provide adequate (in amount and quality) product supply to support market demand for products;
•
launching and commercializing products;
•
obtaining market acceptance of products;
•
obtaining adequate market share, reimbursement and pricing for products;
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

If the number of our addressable patients is not as significant as we estimate or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of products.

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of the number of adult and pediatric patients who have the potential to benefit from treatment with either Revuforj or Niktimvo are based on our beliefs and estimates. These estimates have been derived from a variety of sources and may prove to be incorrect or new studies may change the estimated incidence or prevalence, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for Revuforj or Niktimvo may be limited or may not be amenable to treatment with Revuforj or Niktimvo, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business. Even if we obtain significant market share for Revuforj or Niktimvo, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business.

We are currently developing several product candidates. If we are unable to successfully complete clinical development of, obtain regulatory approval for, and commercialize our product candidates, our business prospects will be significantly harmed.

Our approved products are Revuforj and Niktimvo. Our financial success will also depend substantially on our ability to effectively and profitably commercialize our other product candidates and expand the approved indications for Revuforj and Niktimvo. In order to commercialize our product candidates and expand the approved indications for Revuforj and Niktimvo, we will be required to obtain regulatory approvals by establishing that each of them is sufficiently safe and effective. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•
the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;
•
timely completion of any future clinical trials of revumenib and axatilimab;
•
interruption of key clinical trial activities, in connection with public health threats or any future geopolitical tensions, such as tariffs, war or terrorism;
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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are dependent upon our collaboration with Incyte to further develop and commercialize axatilimab. If we or Incyte fail to perform as expected the potential for us to generate future revenue under the collaboration could be significantly reduced, the development and/or commercialization of axatilimab may be terminated or substantially delayed, and our business could be adversely affected.

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
•
strategic collaborators may not commit adequate resources to the marketing, sales and distribution of our product candidates, limiting our potential revenue from these products;
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

Failure to comply with regulatory requirements or unanticipated problems with Revuforj or Niktimvo may result in various adverse actions, such as the suspension or withdrawal of either product, closure of a facility or enforcement of substantial penalties or fines.

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

Revuforj, Niktimvo and our future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community to be commercially successful.

Revuforj, Niktimvo and our future product candidates may not gain sufficient market acceptance among physicians, patients, healthcare payors and others in the medical community. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. The degree of market acceptance will depend on a number of factors, including:

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

If Revuforj, Niktimvo or future approved product candidates do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue to become or remain profitable.

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

Our products and product candidates may face future development and regulatory difficulties.

Our products and product candidates are subject to ongoing requirements by the FDA and foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and foreign regulatory authorities will continue to monitor closely the safety profile of any product even after approval. If the FDA or foreign regulatory authorities become aware of new safety information after approval of a product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on its indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Advertising and promotion of any product candidate that obtains approval in the United States is heavily scrutinized by the FDA’s Office of Prescription Drug Promotion, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, other government agencies and the public. While physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. Violations, including promotion of our products for unapproved (or off-label) uses, may be subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval in their respective jurisdictions.

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

Our products and product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial scope of their approved use, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our products and product candidates could cause the interruption, delay or halting of the trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. For example, the Revuforj U.S. Prescribing Information label contains a boxed warning for differentiation syndrome, which can be fatal. Results of the clinical trials may reveal a high and unacceptable severity and prevalence of side effects or other unexpected characteristics. In such event, the trials could be suspended or terminated, or the FDA or foreign regulatory authorities could deny approval of our product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects.

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

Revuforj, Niktimvo and any product candidate that receives approval in the future would face significant competition from other therapies in the relevant indication. For example, cGVHD has historically been managed by off-label treatments. However, in the past several years, the FDA has approved three drugs, ibrutinib (Imbruvica®), belomosidil (Rezurock®) and ruxolitinib (Jakafi®), for use in patients with cGVHD after failure of one or more lines of systemic therapy. All three of these drugs may compete with Niktimvo in patients diagnosed with cGVHD.

Revumenib is being developed for the treatment of R/R adult and pediatric patients with KMT2Ar ALL, KMT2Ar AML and NPM1 mutant AML. At this time, other than Revuforj, there are no drugs approved for these defined populations and patients are managed using the standard of care treatment regimens developed for general AML and ALL populations. While there are other agents in early development for similar populations, Revuforj is the first defined therapy for patients with KMT2Ar ALL and KMT2Ar AML.

Existing or potential competitors have or may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of product candidates and the commercialization of those products. Our competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective or more effectively marketed and sold than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

We believe that our ability to successfully compete will depend on, among other things:

•
the market adoption of Revuforj, Niktimvo and our product candidates by physicians and patients;
•
the efficacy and safety profile of our product candidates relative to marketed products and product candidates in development by third parties;
•
the time it takes for our product candidates to complete clinical development and receive marketing approval;
•
our ability to commercialize Revuforj, Niktimvo and our product candidates if they receive regulatory approval;
•
the price of Revuforj, Niktimvo and our product candidates, including in comparison to branded or generic competitors;
•
whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;
•
our ability to manufacture commercial quantities of Revuforj, Niktimvo and our product candidates, if they receive regulatory approval; and
•
our ability to negotiate preferential formulary status for our product candidates.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for Revuforj, Niktimvo or any future products could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage, and reimbursement of Revuforj, Niktimvo, and other product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to afford expensive treatments such as ours. Sales of Revuforj and Niktimvo will depend substantially, both domestically and abroad, on the extent to which their costs will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other payors. If coverage and reimbursement are not available, are available only to limited levels, or are not available on a timely basis, we may not be able to successfully commercialize either Revuforj or Niktimvo. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to sustain our overall enterprise.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for either Revuforj or Niktimvo. We expect to experience pricing pressures in connection with the sales of both Revuforj and Niktimvo due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative changes, and statements by elected officials. The downward pressure on healthcare costs in general, and with respect to prescription drugs, surgical procedures, and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

While Congress has not passed comprehensive repeal legislation, several amendments to certain aspects of the Affordable Care Act have been signed into law. On August 16, 2022, the Inflation Reduction Act of 2022 or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several, Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the IRA, among other things, (i) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. March-in rights allow a federal agency to grant a compulsory license on a privately owned patent to third parties, if the invention was developed with federal funding and the agency finds that certain statutory criteria apply. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

These and other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional election, any of which may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are in the process of building our sales, marketing and distribution infrastructure.

To market Revuforj and Niktimvo or any approved product candidate in the future, we must continue building our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, as we do not presently have all of these capabilities.

To support the commercialization of Revuforj and Niktimvo in the United States, we have established a robust commercial field force comprising highly experienced professionals with extensive experience in hematology and oncology and new product launches. For Revuforj, we manage sales, marketing and distribution through internal resources and third-party relationships. In accordance with our agreement, Incyte leads the commercialization of axatilimab globally and we are co-commercializing Niktimvo in the United States.

To further develop our internal sales, distribution and marketing capabilities, we must invest significant amounts of financial and management resources in the future. For drug products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of challenges, including that:

o
we may not be able to attract, build and retain an effective marketing or sales organization;
o
the cost of establishing, training and providing regulatory oversight for a marketing or sales force may not be justifiable in light of the revenue generated by any particular product;
o
our direct or indirect sales and marketing efforts may not be successful; and
o
there are significant legal and regulatory risks in drug marketing and sales that we have never faced, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market the product or could subject us to substantial liabilities.

Alternatively, we may rely on third parties to launch and market our future product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties and our future revenue may depend on the success of these third parties. Additionally, if these third parties fail to comply with all applicable legal or regulatory requirements, the FDA or another governmental agency could take enforcement action that could jeopardize their ability and our ability to market our product candidates.

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
•
the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require manufacturers to report pricing information regarding certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and federal, state, and foreign laws that govern the privacy and security of other personal data, including federal and state consumer protection laws, state data security laws, and data breach notification laws (a data breach affecting sensitive personal data, including health information, could result in significant legal and financial exposure and reputational damages).

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

Off-label use or misuse of our products may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

We have received regulatory approval to market Revuforj for the treatment of R/R acute leukemia with a KMT2A translocation in adult and pediatric patients one year old and older and regulatory approval to market Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. We may only promote or market Revuforj, Niktimvo, and our other product candidates, if approved by the FDA, for their specifically approved indications and in a manner consistent with the approved labeling. We train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for any off-label uses, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label uses and if we, or our collaborators, do not promote our products in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act, or FCA, and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with healthcare laws and regulations.

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive personal data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

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

We are subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have proposed, enacted or are considering similar laws.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators are increasingly scrutinizing these statements and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our business is reliant on revenue from targeted advertising, but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks and our sensitive data. In addition, those third-party vendors may in turn subcontract or outsource some of their responsibilities to other parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive data stored on those systems, make such systems vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Furthermore, our ability to monitor the aforementioned third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not and may not in the future detect and remediate all such vulnerabilities including on a timely basis. Further, we have (and may in the future) experienced delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities are increasing in their frequency, levels of persistence, sophistication and intensity, and are also being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Such attacks could include the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware attacks, denial-of-service attacks, credential stuffing and/or harvesting, social engineering (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other means to affect service reliability and threaten the confidentiality, integrity and availability of our information systems and sensitive data. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive data, which could result in financial, legal, regulatory, business and reputational harm to us. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We have in the past and may in the future expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, including but not limited to a security incident involving personal data regarding employees or clinical trial patients, we may experience material adverse consequences, such as disruptions to our business, harm to our reputation, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, or we may otherwise be subject to liability under laws, regulations, and contractual obligations, including those that protect the privacy and security of personal data. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. Any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any security incidents or other inappropriate access events resulting in the unauthorized access, release or transfer of sensitive data, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect and any delay in identifying them may lead to increased harm of the type described above.

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

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry are evolving, creating uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive data or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, AI-based platforms are increasingly being used in the biopharmaceutical industry. Sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ potential use of generative AI technologies. Furthermore, the use of AI platforms by third parties, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception, except 2021, and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a commercial-stage biopharmaceutical company with limited operating history. We launched Revuforj and Niktimvo for commercial sale in November 2024 and January 2025, respectively. We have no other products approved for commercial sale and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of our product candidates. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2005, except in 2021.

For the year ended December 31, 2024, we reported a net loss of $318.8 million. As of December 31, 2024, we had an accumulated deficit of $1.2 billion, which included non-cash charges for stock-based compensation, preferred stock accretion and historical extinguishment charges. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our pre-commercialization activities for, and our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of growth of our expenses and our ability to generate revenue, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

While we have product revenue, we may never achieve or maintain profitability.

We have begun generating product revenue from sales of Revuforj and Niktimvo. Our ability to generate additional product revenue and become profitable depends upon our ability to successfully commercialize our product candidates. Our ability to generate future product revenue also depends on a number of additional factors, including, but not limited to, our ability to:

•
achieve market acceptance of Revuforj and Niktimvo;
•
launch, commercialize and achieve market acceptance of our future product candidates, and if launched independently, successfully leverage our existing sales, marketing and distribution infrastructure;
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
•
obtain and maintain coverage and adequate product reimbursement from third-party payors, including government payors;
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

Even if revenue generated from the sale of Revuforj, Niktimvo or future product candidates continue increasing, we may not become profitable and may need to obtain additional funding to continue operations or acquire additional products that will require additional funding to develop them. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations or even shut down.

We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of, or obtain regulatory approval for our existing product candidates or develop new product candidates.

Our operations have consumed substantial amounts of cash since our inception, primarily due to our research and development efforts as well as for the commercial launch of Revuforj and Niktimvo. We expect our research and development expenses to increase substantially in connection with our ongoing and development plans. We believe that our existing cash, cash equivalents and short-term investments will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. Unexpected circumstances may cause us to consume capital more rapidly than we currently anticipate, including as a result of the global economic slowdown, including any recessions that have occurred or may occur in the future. In addition, we may discover that we need to conduct additional activities that exceed our current budget to achieve appropriate rates of patient enrollment, which would increase our development costs.

In any event, we may require additional capital to continue the development of, obtain regulatory approval for, and to commercialize our existing product candidates and any future product candidates. Any efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

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

The portfolio that we licensed from UCB includes granted patents and patent applications with pending claims directed to the composition of matter of axatilimab (a humanized, full-length IgG4 (kappa light chain) antibody with high affinity for the CSF-1R) as well as claims directed to methods of use of axatilimab. There is no guarantee that any further patents will be granted based on the pending applications we licensed from UCB or even if one or more patents are granted that the claims issued in those patents would cover axatilimab, methods of using axatilimab, or formulations of axatilimab. Based on the priority date and filing date of the applications in the portfolio we licensed from UCB, we expect that additional patents, if any, granted based on the currently pending applications would expire in 2034 or later should patent term extension be granted. The actual term of any patents granted based on the pending applications we licensed from UCB can only be determined after such patents are granted.

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

As of December 31, 2024, our executive officers, directors, and holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36.5% of our outstanding voting stock and options. As a result, these stockholders will continue to have a significant influence over all matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cyber Security

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our clinical trial and related data, or Information Systems and Data.

Our information security function, which is led by our Vice President of Information Technology, or VP of IT, helps identify, assess and manage our cybersecurity threats and risks. The information security function identifies and assesses cybersecurity threats and risks by monitoring and evaluating our threat environment and our risk profile using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats, evaluating threats reported to us, internal and external audits, leveraging third party threat assessments, conducting vulnerability identification assessments, and leveraging external threat intelligence.

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example: cybersecurity consultants, managed cybersecurity service providers, and professional service firms, including legal counsel, forensic investigators, and penetration testing service providers.

We also use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, hosting companies, supply chain resources, contract research organizations, and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the critical systems, information and assets at issue, and the identity of the provider, we may conduct a review of security assessments provided by the vendor and impose contractual obligations related to cybersecurity on the vendor.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report, including “If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our VP of IT, who has over 25 years of experience in information technology including IT leadership in Department of Defense Research. Our VP of IT who reports to our Chief Financial Officer, or CFO, who has 23 years of experience as a CFO, including supervisory responsibility over IT and cybersecurity functions.

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

Our board of directors’ audit committee receives annual reports from our CFO concerning our significant cybersecurity threats and risk and the processes the Company has implemented to address them. Our audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our principal office is located in New York, New York, where we lease approximately 12,000 square feet of office space pursuant to a lease that expires in August 2028. At the end of February 2025, following the expiration of our lease, we closed our office in Waltham, Massachusetts and made New York our principal office. We also lease approximately 4,000 square feet of additional office space in New York, New York pursuant to a lease that expires in August 2025. We believe that our existing facilities are sufficient for our foreseeable future needs. If we determine that additional or new facilities are needed in the future, we believe that appropriate alternative space would be available to us on commercially reasonable terms.

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

Holders of Record

As of February 12, 2025, we had approximately 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The performance graph shown below compares the annual change in cumulative total stockholder return on our common shares with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2019, through the year ended December 31, 2024. The graph assumes an investment of $100 on December 31, 2019 in our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes that any dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Overview

We are a commercial-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. We currently have two commercially approved products, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr), and a robust slate of clinical development programs designed to unlock their full potential. Revuforj is our first-in-class menin inhibitor that was approved by the FDA in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year old and older. In the second quarter of 2025, we expect to submit a supplemental New Drug Application, or sNDA, for revumenib as a treatment for R/R acute myeloid leukemia, or AML, with a nucleophosmin 1 mutation, or mNPM1, based on the positive pivotal data from our AUGMENT-101 trial. We are also studying revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2A-rearranged acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, we are exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. Niktimvo™ is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard of care therapies, as well for the treatment of idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have begun generating product revenue from sales of Revuforj and Niktimvo. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the years ended December 31, 2024, 2023, and 2022, we reported a net loss of $318.8 million and $209.4 million, and $149.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.2 billion, which included non-cash charges for stock-based compensation, preferred stock accretion and extinguishment charges. As of December 31, 2024, we had cash, cash equivalents and short-term and long-term investments of $692.4 million.

Significant Risks and Uncertainties

Ongoing high interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the return of a high inflationary environment could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, global geopolitical tensions as a result of the ongoing wars between Russia and Ukraine and Israel and Hamas as well as the conflicts in the Middle East, including between Israel and Hezbollah, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Financial Overview

Net Product Revenue

Our second FDA-approved product, Revuforj, was approved by the FDA for commercial sale in the U.S. on November 15, 2024. Net product revenue from sales of Revuforj was $7.7 million for the twelve months ended December 31, 2024. In accordance with GAAP, we determine net product revenue for Revuforj, with specific assumptions for variable consideration components including, but not limited to, trade discounts and allowances, co-pay assistance programs and payor rebates.

We generated no product revenue during the years ended December 31, 2023 and 2022.

Milestone and License Revenue

We enter into license agreements for the development and commercialization of our product candidates. License agreements may include non-refundable upfront payments, contingent milestone and/or royalty payments based on the occurrence of specified events under our license arrangements, partial or complete reimbursement of research and development expenses, license fees and royalties on sales if they are successfully approved and commercialized. Our performance obligations under the license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and related materials and participation on certain development and/or commercialization committees.

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

In April 2024, a milestone was achieved under the Eddingpharm license agreement for the marketing approval of entinostat in China. As a result, we recognized $3.5 million of milestone revenue in the second quarter of 2024.

In August 2024, a milestone was achieved under the Incyte Collaboration Agreement for the approval of Niktimvo. As a result, we recognized $12.5 million of milestone revenue in the third quarter of 2024.

We generated no milestone or license revenue during the years ended December 31, 2023 and 2022.

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

Research and development activities are central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

It is difficult to determine, with certainty, the duration and completion costs of our current or future preclinical programs, research studies and clinical trials of our product candidates. The duration, costs and timing of research studies and clinical trials of our products and product candidates will depend on a variety of factors that include, but are not limited to, the following:

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

In addition, the probability of success for each drug candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. The successful development of our products and additional product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our products and additional product candidates for the period, if any, in which material net cash inflows from these potential product candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, business development and support functions, as well as sales and marketing expenses to support the launch and commercialization of Revuforj and Niktimvo. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will increase in the future as we continue to increase our headcount to support our continued research and development and commercialization of our products.

Interest Expense

Interest expense consists primarily of interest expense related to the purchase and sale agreement with Royalty Pharma Development Funding, LLC, or Royalty Pharma, and our operational and capital leases and in prior years consisted of our term loan, which was paid off in 2022.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short and long-term investment balances.

Other (Expense) Income, net

Other (expense) income, net includes income (expense), net consisting of revaluation of foreign currency related to trade payables.

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

Critical Accounting Policies and Estimates

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

Product Revenue Recognition

We recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenue following the five – step model prescribed under FASB Accounting Standards Codification (ASC 606), Revenue from Contracts with Customers: (i) identify contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. We only recognize revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

We sell Revuforj to Specialty Distributors and Specialty Pharmacies (collectively, Customers). These Customers subsequently resell Revuforj to healthcare providers, patients and other pharmacies. In addition to agreements with Customers, we enter into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of Revuforj.

We recognize revenue from product sales at the point Customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as product revenue includes an estimate of variable consideration which is described below. Payment terms with Customers do not exceed one year and, therefore, we do not account for a financing component in its arrangements. We expense incremental costs of obtaining a contract with a Customer (for example, sales commissions) when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to Customers are recorded as selling, general and administrative expenses.

Revenue from products is recognized at the estimated net sales price (transaction price), which includes estimates of variable consideration. We include estimated amounts in the transaction price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of our variable consideration around product revenue include provider chargebacks and discounts, trade discounts and allowances, product returns, government rebates, patient assistance, and distribution and other fees.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023:

	Years Ended December 31,		2024 - 2023 Increase (Decrease)
(in thousands)	2024	2023	$
Revenue:
Net product revenue	$7,680	$—	$7,680
Milestone revenue	16,000	—	16,000
Total revenue	23,680	—	23,680
Operating expenses:
Cost of product sales	826	—	826
Research and development	241,647	163,032	78,615
Selling, general and administrative	120,879	66,922	53,957
Total operating expenses	363,352	229,954	133,398
Loss from operations	(339,672)	(229,954)	(109,718)
Other income (expense):
Interest expense	(4,929)	(208)	(4,721)
Interest income	26,090	21,163	4,927
Other expense, net	(247)	(361)	114
Total other income	20,914	20,594	320
Net loss	$(318,758)	$(209,360)	$(109,398)

Product revenue

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.

Milestone revenue

Milestone revenue for the fiscal year ended December 31, 2024 includes milestones achieved as part of our collaboration agreement with Incyte of $12.5 million and $3.5 million achieved as part of our licensing agreement with Eddingpharm Investment company limited

Cost of product sales

Our cost of product sales includes the cost of goods sold for Revuforj and royalties associated with sales in the United States.

Research and Development

The following table summarizes the research and development expenses for the full years ended December 31, 2024 and 2023:

	Years Ended December 31,		2024 - 2023 Increase (Decrease)
(in thousands)	2024	2023	$
Revumenib-related costs	$107,909	$64,122	$43,787
Axatilimab-related costs	49,638	32,114	17,524
Other R&D programs	2,564	5,441	(2,877)
Personnel cost and other expenses	61,602	47,208	14,394
Stock-based compensation	19,934	14,147	5,787
Total research and development expenses	$241,647	$163,032	$78,615

For the year ended December 31, 2024, our total research and development expenses increased by $78.6 million from the prior year. The increase is primarily due to:

•
An increase of $43.8 million in revumenib related costs due to start up activities for a pivotal frontline / combo trial, continuation of trials to expand revumenib use across the mNPM1 and KMT2A acute leukemia landscape, pre-commercial manufacturing activities, and medical affairs activities in preparation for commercialization. In addition, $18.0 million of milestone expense was recognized in 2024, comprising an $8.0 million milestone payment to AbbVie in the first quarter of 2024 for the successful completion of the first pivotal trial in the first indication as well as a $10.0 million milestone payment to AbbVie upon the first commercial sale of Revuforj in the U.S.
•
An increase of $17.5 million in axatilimab-related costs due to the continuation of the IPF trial, initiation of the co-development combination study of axatilimab and ruxolitinib for the treatment of cGVHD in the frontline, pre-commercial manufacturing activities, and a $15.0 million milestone payment to UCB as a result of the approval of Niktimvo in the third quarter of 2024.
•
A decrease in other research and development program related costs of $2.9 million due to the de-prioritization of programs not pertaining to revumenib and axatilimab.
•
An increase of $20.2 million in personnel costs and other expenses, including non-cash stock-based compensation which includes salaries, overhead and related expenses, primarily driven by increased support for ongoing clinical trials, and NDA/sNDA activities.

Selling, General and Administrative

The following table summarizes the selling, general and administrative expenses for the full years ended December 31, 2024 and 2023:

	Years Ended December 31,		2024 - 2023 Increase (Decrease)
(in thousands)	2024	2023	$
Commercial related expenses	$33,541	$13,115	$20,426
Other SG&A expenses	17,353	14,105	3,248
Personnel cost and other expenses	46,893	22,898	23,995
Stock-based compensation	23,092	16,804	6,288
Total selling, general and administrative expenses	$120,879	$66,922	$53,957

For the year ended December 31, 2024, our total selling, general and administrative expenses increased by $54.0 million from the prior year. The increase primarily is due to:

•
An increase of $30.3 million in personnel costs and other expenses, including non-cash stock-based compensation, which includes salaries, overhead and related expenses primarily due to increased headcount to support commercial readiness.
•
An increase of $20.4 million in sales and marketing related expenses due to commercial readiness and launch activities for Revuforj and Niktimvo.
•
An increase of $3.2 million in other SG&A expenses related to increases in IT related expenses, corporate communications, legal and recruiting costs in support of commercialization and ongoing R&D activities.

Interest Expense and Income

For the year end December 31, 2024, interest income, net of interest expense, increased from the comparable period. The increase of interest income was primarily due to higher interest rates and an increased average balance on cash equivalents and short and long-term investments, partially offset by $4.9 million of interest expense recognized related to the Royalty Pharma Purchase and Sale agreement.

Other (Expense) Income, net

For the year ended December 31, 2024, the total other (expense) income, net decreased from the comparable prior year period primarily due to the decrease in foreign currency losses on short and long-term investments.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash, cash equivalents and short-term and long-term investments totaling $692.4 million. Since our inception, our operations have been primarily financed by net proceeds from our public stock offerings, revenue from our license agreements, and through our purchase and sale agreement with Royalty Pharma. We believe that our cash, cash equivalents and short and long-term investments as of December 31, 2024, will fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. In addition to our existing cash, cash equivalents, short and long-term investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development, regulatory and commercial milestones, and royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

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

For additional details on our Amended Loan Agreement, see "Loan Payable" (Note 15) to our consolidated financial statements in this Annual Report.

Purchase and Sale Agreement

In October 2024, we entered into a purchase and sale agreement with Royalty Pharma, pursuant to which Royalty Pharma purchased the right to receive 13.8% on quarterly net sales of Niktimvo in the United States of America and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront payment of $350.0 million (gross) at closing, received in November 2024. Aggregate payments to Royalty Pharma pursuant to the Royalty Agreement will be capped at $822.5 million or 2.35 times the funded amount.

For additional details on our purchase and sale agreement with Royalty Pharma, see "Purchase and Sale Agreement" (Note 16) to our consolidated financial statements in this Annual Report.

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

Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. We cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

Although we have two FDA products available for commercial sale, we have not generated substantial product revenue to date. Until such time, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

Our material cash requirements include the following contractual obligations as of December 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see our consolidated financial statements.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases for office space (1)	$3,105	$657	$656	$1,792	$—
Capital lease for office equipment (2)	11	8	3	—	—
	$3,116	$665	$659	$1,792	$—
(1)
In August 2022, we signed a 36-month extension of the lease for the office space in New York, NY. In May 2023, we signed a 27-month lease for an additional space in New York, NY. In October 2024, we signed a 36-month extension for the New York, NY office space. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)
In January 2022, we entered into two four-year non-cancelable leases for office equipment. In June 2023, we entered into one two-year non-cancelable lease for office equipment. All three leases are accounted for as a capital lease.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding year ending December 31, 2021. As of December 31, 2024, we had an accumulated deficit of $1.2 billion. We anticipate that we will continue to incur significant losses for at least the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of the sale of equity, debt financings, or other sources, including potential collaborations. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

In May 2023, we entered into a new sales agreement with TD Cowen under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more ATM equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-254661), which became automatically effective upon the filing on March 24, 2021. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2023, we sold 2,719,744 shares of common stock under the 2023 ATM Program for net proceeds of approximately $42.1 million. There was no ATM equity activity during the twelve months ended December 31, 2024.

Cash Flows

The following is a summary of cash flows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash (used in) operating activities	$(274,903)	$(160,601)	$(133,675)
Net cash provided by (used in) investing activities	(219,775)	117,609	(186,188)
Net cash provided by financing activities	353,367	264,132	172,254
Net increase (decrease) in cash and cash equivalents	$(141,311)	$221,140	$(147,609)

Net Cash used in Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $274.9 million and primarily consisted of our net loss of $318.8 million adjusted for non-cash items including stock-based compensation of $43.0 million, an investment increase of $13.5 million, a net increase in operating assets and liabilities of 13.3 million and non-cash operating lease expense of $1.0 million. The significant items in the increase in operating assets and liabilities include an increase in accrued expenses and other liabilities of $19.1 million, an increase in collaboration payable of $12.0 million, an increase in accounts payable of $1.7 million, and an increase in prepaid expenses and other assets of $8.3 million.

Net cash used in operating activities for the year ended December 31, 2023 was $160.6 million and primarily consisted of our net loss of $209.4 million adjusted for non-cash items including stock-based compensation of $31.0 million, an investment increase of $14.8 million, a net increase in operating assets and liabilities of $31.9 million, and non-cash operating lease expense of $0.7 million. The significant items in the increase in operating assets and liabilities include an increase in accrued expenses and other liabilities of $14.9 million, an increase in collaboration payable of $10.7 million, an increase in accounts payable of $5.7 million, and an increase in prepaid expenses and other assets of $0.7 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $219.8 million and was due to $337.3 million in proceeds from the maturities of available-for-sale marketable securities, partially offset by the purchase of $557.1 million of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2023 and was due to $472.2 million in proceeds from the maturities of available-for-sale marketable securities, partially offset by the purchase of $354.6 million of available-for-sale marketable securities.

Net Cash Provided by Investing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was $353.4 million and was primarily due to proceeds of $343.7 million from the Royalty Pharma Purchase and Sale agreement and $9.7 million of proceeds from the stock option exercises and ESPP purchases.

Net cash provided by financing activities for the year ended December 31, 2023, was $264.1 million and was primarily due proceeds of $216.0 million from the issuance of common stock in a public offering, $42.1 million of proceeds from at-the-market offerings, and $6.0 million of proceeds from the stock option exercises and ESPP purchases.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2024, we had federal and state tax net operating loss carryforwards, or NOLs, of approximately $181.0 million and $97.5 million, respectively. We have generated federal NOLs of $158.9 million and state NOLs of $1.9 million which have an indefinite carryforward period. The remaining $22.1 million of federal NOLs and the $95.6 million of state NOLs will begin to expire at various dates starting in 2026. At December 31, 2023, we had available income tax credits of approximately $12.7 million. These income tax credits began to expire in 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and short-term and long-term investments of $692.4 million, consisting of overnight investments, interest-bearing money market funds and highly rated federal bonds and short and long-term investments including commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2024, included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syndax Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2025

Item 9B. Other Information

Trading Arrangements

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2025 Proxy Statement, no later than 120 days after the end of our fiscal year ended December 31, 2024, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information About Our Board of Directors,” “Executive Officers” and “The Board of Directors and Its Committees” and “Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Compensation Discussion and Analysis”, “Executive Officer” and “Director Compensation”, “Pay Versus Performance” and “The Board of Directors and Its Committees - Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.

We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the investors section of our website at www.syndax.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “The Board of Directors and Its Committees – Board Independence” and “Certain Relationships and Related Party Transactions” in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in Proposal 3 in our 2025 Proxy Statement.

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

10.15*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 (File No. 333-210412), as filed with the SEC on March 25, 2016).

10.16*	Syndax Pharmaceuticals, Inc. 2023 Inducement Plan, as amended.

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

Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on March 1, 2022).

10.20*

Amendment to Amended and Restated Executive Employment by and between the Company and Michael A. Metzger, dated as of February 26, 2024 (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 27, 2024).

10.21*

Amended and Restated Executive Employment Agreement by and between the Company and Luke J. Albrecht, dated as of April 27, 2020 (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 27, 2024).

10.22*

Amendment to Amended and Restated Executive Employment by and between the Company and Luke J. Albrecht, dated as of February 26, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 27, 2024).

10.23*

Executive Employment Agreement by and between the Company and Keith A. Goldan, dated as of June 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 13, 2022).

10.24*

Amendment to Executive Employment by and between the Company and Keith A. Goldan, dated as of February 26, 2024 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 27, 2024).

10.25*

Executive Employment Agreement by and between the Company and Neil Gallagher, M.D., Ph.D., dated as of March 30, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 30, 2023).

10.26*

Amendment to Executive Employment by and between the Company and Neil Gallagher, M.D., Ph.D., dated as of February 26, 2024 (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-37708), as filed with the SEC on February 27, 2024).

10.27*

Executive Employment Agreement by and between the Company and Steven Closter, dated as of March 18, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on March 18, 2024).

10.28*	Non-employee Director Compensation Policy, as amended, dated as of February 5, 2025.

10.29*

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

10.32

Second Amendment to the License, Development and Commercialization Agreement by and between the company and Bayer Pharma AG, dated as of February 1, 2013 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-208861), as filed with the SEC on January 4, 2016).

Exhibit No.	Description

10.33†

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

10.36†

Side Agreement by and between the Company and UCB Biopharma Sprl, dated March 8, 2017 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on May 9, 2017).

10.37†

Amendment No. 1 to License Agreement by and between the Company and UCB Biopharma Sprl, dated as of July 9, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 7, 2019).

10.38†

Mutual Release and Settlement Agreement by and between the Company and UCB Biopharma SRL, dated as of June 6, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on August 8, 2022).

10.39†

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

10.41†

Collaboration and License Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.42

Purchase Agreement by and between the Company and Incyte Corporation, dated as of September 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37708), as filed with the SEC on November 15, 2021).

10.43	Purchase and Sale Agreement by and between the Company and with Royalty Pharma Development Funding, LLC, dated November 4, 2024.

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

SYNDAX PHARMACEUTICALS, INC.

Date: March 3, 2025	By:	/s/ Michael A. Metzger
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

Signature	Title	Date

/s/ Michael A. Metzger	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Michael A. Metzger

/s/ Keith A. Goldan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
Keith A. Goldan

/s/ Dennis G. Podlesak	Chairman of the Board of Directors	March 3, 2025
Dennis G. Podlesak

/s/ Martin H. Huber, M.D.	Director	March 3, 2025
Martin H. Huber, M.D.

/s/ Jennifer Jarrett	Director	March 3, 2025
Jennifer Jarrett

/s/ Keith A. Katkin	Director	March 3, 2025
Keith A. Katkin

/s/ Pierre Legault	Director	March 3, 2025
Pierre Legault

/s/ William Meury	Director	March 3, 2025
William Meury

/s/ Aleksandra Rizo, M.D., Ph.D.	Director	March 3, 2025
Aleksandra Rizo, M.D., Ph.D.

Syndax Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Syndax Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syndax Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Prepaid and Accrued Clinical Costs— Refer to Notes 3 and 12 to the financial statements

Critical Audit Matter Description

The Company recognizes research and development expenses as incurred, which include costs relating to clinical trial and clinical study activities performed by the contract research organizations ("CROs"). Expenses related to clinical trials and studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the CROs. Tracking the progress of the clinical study and trial activities, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements with the CROs.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 3, 2025

We have served as the Company’s auditor since 2008.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$154,083	$295,394
Short-term investments	418,801	275,304
Accounts receivable, net	7,602	—
Inventory	366	—
Short-term deposits	10,029	6,885
Other receivables	3,635	—
Prepaid expenses and other current assets	8,541	3,293
Total current assets	603,057	580,876
Long-term investments	119,520	29,829
Property and equipment, net	—	8
Right-of-use asset	2,022	1,487
Restricted cash	217	217
Other assets	—	463
Total assets	$724,816	$612,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,626	$9,961
Collaboration payable, net	19,231	7,232
Royalty payable	307	—
Accrued expenses and other current liabilities	59,789	39,856
Current portion of term loan payable	12,116	-
Current portion of right-of-use liability	471	1,035
Current portion of capital lease	9	12
Total current liabilities	103,549	58,096
Long-term liabilities:
Term loan payable, less current portion	331,565	-
Right-of-use liability, less current portion	1,578	578
Capital lease, less current portion	—	10
Total long-term liabilities	333,143	588
Total liabilities	436,692	58,684
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 85,694,443 and 84,826,632 shares outstanding at December 31, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	1,509,110	1,456,370
Accumulated other comprehensive income	163	218
Accumulated deficit	(1,221,158)	(902,400)
Total stockholders' equity	288,124	554,196
Total liabilities and stockholders' equity	$724,816	$612,880

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Net product revenue	$7,680	$—	$—
Milestone revenue	16,000	—	—
Total revenue	23,680	—	—
Operating expenses:
Cost of product sales	826	—	—
Research and development	241,647	163,032	118,499
Selling, general and administrative	120,879	66,922	33,258
Total operating expenses	363,352	229,954	151,757
Loss from operations	(339,672)	(229,954)	(151,757)
Other income (expense):
Interest expense	(4,929)	(208)	(3,137)
Interest income	26,090	21,163	5,872
Other expense, net	(247)	(361)	(316)
Total other income	20,914	20,594	2,419
Net loss	$(318,758)	$(209,360)	$(149,338)
Net loss attributable to common stockholders	$(318,758)	$(209,360)	$(149,338)

Net loss Per Share:
Basic loss per share attributable to common stockholders	$(3.72)	$(2.98)	$(2.46)
Diluted loss per share attributable to common stockholders	$(3.72)	$(2.98)	$(2.46)

Weighted-average common shares used in calculating:
Basic loss per share attributable to common stockholders	85,622,065	70,370,519	60,760,906
Diluted loss per share attributable to common stockholders	85,622,065	70,370,519	60,760,906

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net loss	$(318,758)	$(209,360)	$(149,338)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	(55)	1,024	(851)
Comprehensive loss	$(318,813)	$(208,336)	$(150,189)

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance—January 1, 2022	54,983,105	$6	$952,019	$45	$(543,702)	$408,368
Proceeds from at-the-market offering, net of $600 offering expenses	1,111,111	—	19,425	—	—	19,425
Proceeds from direct offering, net of $10,535 offering expenses	7,840,909	1	161,965	—	—	161,966
Stock purchase under ESPP	28,999	—	—	—	—	—
Pre-funded warrant cashless exercise	2,832,151	—	—	—	—	—
Stock-based compensation expense	—	—	16,019	—	—	16,019
Vesting of RSU	38,749	—	—	—	—	—
Unrealized loss on investments	—	—	—	(851)	—	(851)
Employee withholdings ESPP	—	—	401	—		401
Proceeds from exercise of stock options	1,276,361	—	11,459	—	—	11,459
Net loss	—	—	—	—	(149,338)	(149,338)
Balance—December 31, 2022	68,111,385	$7	$1,161,288	$(806)	$(693,040)	$467,449
Proceeds from direct offering, net of $14,044 offering expenses	12,432,431	1	215,954	—	—	215,955
Proceeds from at-the-market offerings, net of $1,086 offering expense	2,719,744	—	42,139	—	—	42,139
Stock-based compensation expense	—	—	30,951	—	—	30,951
Unrealized gain on investments	—	—	—	1,024	—	1,024
Stock purchase under ESPP	34,797	—	—	—	—	—
Employee withholdings ESPP	—	—	910	—	—	910
Pre-funded warrant cashless exercise	857,131	—	—	—	—	—
Vesting of RSU	9,102	—	—	—	—	—
Proceeds from exercise of stock options	662,042	—	5,128	—	—	5,128
Net loss	—	—	—	—	(209,360)	(209,360)
Balance—December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock-based compensation expense		—	43,026	—	—	43,026
Unrealized (loss) gain on investments		—		(55)	—	(55)
Stock purchase under ESPP	64,903	—		—	—	—
Employee withholdings ESPP		—	1,715	—	—	1,715
Vesting of RSU	85,495	—		—	—	—
Proceeds from exercise of stock options	717,413	1	7,999	—	—	8,000
Net income (loss)	—	—	—	—	(318,758)	(318,758)
Balance—December 31, 2024	85,694,443	$9	$1,509,110	$163	$(1,221,158)	$288,124

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,758)	$(209,360)	$(149,338)
Adjustments to reconcile net loss to net cash provided (used in) provided by operating activities:
Depreciation	8	12	33
Accretion of investments	(13,468)	(14,803)	(3,382)
Non-cash operating lease expense	989	739	421
Non-cash interest income (expense)	—	—	1,103
Changes in fair value of derivative liability	—	—	(187)
Stock-based compensation	43,026	30,951	16,019
Amortization of debt issuance costs	30	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,602)	—	—
Inventory	(366)	—	—
Prepaid expenses and other current assets	(8,393)	676	(2,972)
Collaboration payable/receivable, net	11,999	10,706	(3,474)
Other receivable	(3,635)	—	—
Other assets	463	—	—
Accounts payable	1,665	5,611	(1,319)
Accrued expenses and other current liabilities	19,139	14,867	9,421
Net cash used in operating activities	(274,903)	(160,601)	(133,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	—	—	225
Purchases of short and long-term investments	(557,052)	(354,606)	(495,346)
Proceeds from maturities of short-term investments	337,277	472,215	308,933
Net cash (used in) provided by investing activities	(219,775)	117,609	(186,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in follow on public offerings, net	—	215,955	161,965
Proceeds from issuance of common stock in at-the-market offering, net	—	42,139	19,425
Proceeds from Purchase and Sale agreement, net	343,652	—	—
Payment on term loan	—	—	(20,996)
Proceeds from ESPP	1,715	910	401
Proceeds from stock option exercises	8,000	5,128	11,459
Net cash provided by financing activities	353,367	264,132	172,254
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(141,311)	221,140	(147,609)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of year	295,611	74,471	222,080
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of year	$154,300	$295,611	$74,471
Supplemental Schedule of Cash Flow Information:
Interest paid	$—	$—	$2,059
Issuance costs in accounts payable and accrued expenses	—	250	131
Lease assets recognized upon lease remeasurement	1,524	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$154,083	$295,394	$74,356
Restricted cash	217	217	115
Cash, cash equivalents and restricted cash	$154,300	$295,611	$74,471

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. (the “Company” or “Syndax”) is a commercial-stage biopharmaceutical company developing an innovative pipeline of cancer therapies. The Company currently has two commercially approved medicines and a robust slate of clinical development programs.

Revuforj® (revumenib) is a first-in-class menin inhibitor that was FDA-approved in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year old and older. The Company is also studying revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2A-rearranged acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, the Company is exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer.

Niktimvo™ (axatilimab-csfr) is a first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was FDA-approved in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard of care therapies, as well for the treatment of idiopathic pulmonary fibrosis, or IPF. The Company plans to continue to leverage the technical and business expertise of its management team and scientific collaborators to license, acquire and develop additional therapeutics to expand its pipeline.

The Company is subject to risks common to companies with newly approved products and robust ongoing clinical programs, including, but not limited to, successful commercialization of its medicines, successful development of additional therapeutics, obtaining additional funding, protection of proprietary therapeutics, compliance with government regulations, fluctuations in operating results, dependence on key personnel and collaborative partners, and risks associated with industry changes. The Company’s long-term success is dependent upon its ability to successfully market its current products, develop new product candidates, expand its oncology drug pipeline, earn revenue, obtain additional capital when needed, and ultimately, achieve profitable operations. Management expects to incur substantial losses on the ongoing development of its product candidates and the Company may not achieve positive cash flow from operations in the foreseeable future, if ever. As a result, the Company may continue to require additional capital to move forward with its business plan. While certain amounts of this additional capital were raised in the past, there can be no assurance that funds necessary beyond these amounts will be available in amounts or on terms sufficient to ensure ongoing operations.

The Company’s management believes that the cash, cash equivalents and short-term investments balances as of December 31, 2024, should enable the Company to maintain its planned operations for at least 12 months from the issuance date of these financial statements. The Company’s ability to fund all of its planned operations internally beyond that date, including the successful commercialization of its products and the completion of its ongoing and planned clinical trial activities, may be substantially dependent upon whether the Company can obtain sufficient funding on terms acceptable to the Company. Proceeds from additional capital transactions would allow the Company to accelerate and/or expand its planned research and development activities. In the event that sufficient funds were not available, the Company may be required to delay or reduce expenditures to conserve cash, which could involve scaling back or curtailing development and selling, general and administrative activities.

The Company is subject to challenges and risks specific to its business and ability to execute on the strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: successfully launching the Company's products; obtaining regulatory approval for additional indications for the Company's products and product candidates; delays or problems in the supply of the Company’s products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing the Company’s intellectual property rights; complying with applicable regulatory requirements.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, or decision-making group, in making decisions regarding resource allocation and assessing performance. The CODM is the Company's Chief Executive Officer. The Company has one operating and reportable segment.

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

Customer and Supplier Concentration

The Company has exposure to credit risk in accounts receivable from sales of product. Revuforj is sold to Specialty Distributors and Specialty Pharmacies, who subsequently sell Revuforj to pharmacies, hospitals and other customers. Five customers represented 100% of the Company's accounts receivable and net product sales for the year ended December 31, 2024

The Company outsources the manufacturing of its products to contract manufacturers. In addition, the Company currently relies on a sole supplier or a limited number of suppliers for the active pharmaceutical ingredients in its products. Accordingly, the Company has concentration risk associated with its commercial manufacturing.

Accounts Receivable

Accounts receivable primarily relates to amounts due from customers, which are typically due within 45 to 65 days. The Company analyzes accounts that are past due for collectability. To date, the Company has not experienced any credit losses with respect to the collection of its accounts receivable and has not recorded an allowance for credit losses as of December 31, 2024. The Company has no financial instruments with off balance sheet risk of loss.

Inventory

Inventories are stated at the lower of cost or net realizable value. Costs of inventories, which include amounts related to materials and manufacturing overhead, are determined on a first-in, first-out basis. An assessment of the recoverability of capitalized inventory is performed during each reporting period and any excess and obsolete inventories are written down to their estimated net realizable value in the period in which the impairment is first identified. Inventory for the year ended December 31, 2024 represents manufacturing cost realized from the time of Revuforj approval through year end. The Company has recognized prepaid inventory within prepaid expenses and other current assets for the year ended December 31, 2024, representing the cost of goods purchased in advance from vendors, which will be recognized as inventory upon delivery and acceptance to the Company's designated location.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. The Company recognize revenue following the five – step model prescribed under FASB Accounting Standards Codification (ASC 606), Revenue from Contracts with Customers: (i) identify contract(s) with customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.

Product Revenue:

The Company sells Revuforj to Specialty Distributors and Specialty Pharmacies (collectively, Customers). These Customers subsequently resell Revuforj to healthcare providers, patients and other pharmacies. In addition to agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of Revuforj.

The Company recognizes revenue from product sales at the point Customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as product revenue includes an estimate of variable consideration which is described below. Payment terms with Customers do not exceed one year and, therefore, the Company does not account for a financing component in its arrangements. The Company expenses incremental costs of obtaining a contract with a Customer (for example, sales commissions) when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to Customers are recorded as selling, general and administrative expenses.

Revenue from products is recognized at the estimated net sales price (transaction price), which includes estimates of variable consideration. The Company includes estimated amounts in the transaction price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of the Company's variable consideration include the following:

Provider Chargebacks and Discounts

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. These reserves are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized.

Trade Discounts and Allowances

The Company generally provides Customers with discounts that include incentive fees which are explicitly stated in the Company’s contracts. These discounts are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized. These reserves are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized.

Product Returns

Consistent with industry practice, the Company has a product returns policy that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimates the amount of its products that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a current liability. The Company considers several factors in the estimation process, including expiration dates of product shipped to Customers, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors. These reserves are recorded as a reduction of revenue in the period in which the related product revenue is recognized.

Government Rebates

The Company is subject to discount obligations under state Medicaid programs and Medicare. Reserves related to these discount obligations are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company’s liability for these rebates consists of estimates of claims for the current reporting period and estimated future claims that will be made for product that has been recognized as revenue but remains in the distribution channel inventories at the end of the reporting period. These reserves are recorded as a reduction of revenue in the period in which the related product revenue is recognized.

Patient Assistance

Other programs that the Company offers include voluntary co-pay patient assistance programs intended to provide financial assistance to eligible patients with prescription drug co-payments required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remain as in the distribution channel inventories at the end of each reporting period. These reserves are recorded as a reduction of revenue in the period in which the related product revenue is recognized.

Distribution and Other Fees

We pay distribution and other fees to certain customers in connection with the sales of our products. We record distribution and other fees paid to our customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale. These reserves are recorded as a reduction of revenue in the period in which the related product revenue is recognized.

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

Advertising expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $7.3 million, $6.1 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

In instances where the Company enters into cost-sharing arrangements, all research and development costs reimbursed by the collaborators are accounted for as reductions to research and development expense. During the years ended December 31, 2024, 2023 and 2022 the Company has incurred external costs related to Incyte cost-sharing collaboration.

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

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. The Company has standard indemnification arrangements under office leases (as described in Note 5, Leases to these consolidated financial statements) that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company’s lease. Through December 31, 2024, the Company had not experienced any losses related to these indemnification obligations and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 did not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Under ASU 2023-07, public entities with a single reportable segment must apply all of the ASU’s disclosure requirements and the existing segment disclosure and reconciliation requirements in ASC 280 - Segment Reporting on an annual and interim basis. The Company implemented this ASU in 2024 and its impact was immaterial.

4. Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. Also in September 2021, the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte received exclusive commercialization rights outside of the United States, subject to certain royalty payment obligations set forth below. In the United States, Incyte and the Company are co-commercializing axatilimab as Niktimvo™ (axatilimab-csfr), which was approved in August 2024. The Company and Incyte share equally the profits and losses from co-commercialization efforts in the United States.

Incyte is responsible for leading all aspects of commercialization of axatilimab in the United States. The Company and Incyte will share equally the profits and losses from co-commercialization efforts in the United States. The Company and Incyte have agreed to co-develop axatilimab and to share development costs associated with global and U.S. – specific clinical trials, with Incyte responsible for 55% of such costs and the Company responsible for 45% of such costs. Each company will be responsible for funding any of its own independent development activities. Incyte is responsible for 100% of future development costs for trials that are specific to non-U.S. countries. All development costs related to the collaboration with Incyte will be subject to a joint development plan.

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

The Incyte Agreement and the Incyte Share Purchase Agreement were executed on the same date and negotiated simultaneously. Management therefore concluded that the Incyte Agreements are to be combined for accounting purposes and therefore allocated the total consideration to the units of account identified. The common stock issued to Incyte was recorded at fair value of $24.8 million. Pursuant to the Letter Agreement, Incyte is permitted to terminate the Incyte Agreement, under circumstances under which the upfront payment of $117 million would be returned to Incyte and a cash settlement on the sale of the Company's common stock would be made to make the parties whole (the “Letter Agreement”). In connection with the closing of this transaction in December 2021, the Company determined that the cash settlement feature of the Letter Agreement represented an embedded derivative requiring bifurcation and separate accounting recognition at fair value. The Letter Agreement terminated in March 2022. Accordingly, the Company initially allocated $0.6 million of the total consideration received to the derivative liability. As of December 31, 2022, the fair value of the derivative was zero.

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

In August 2024, the U.S. Food and Drug Administration, or FDA, approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). As a result of the approval of Niktimvo, the Company earned a revenue milestone of $12.5 million, which was received in the third quarter of 2024.

As of December 31, 2024, the Company has recorded $1.3 million as a collaboration receivable due from Incyte related to the Company's development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $20.5 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of December 31, 2024. Both expenses and cost offset are recorded as part of research and development and selling, general and administrative expense.

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

The Company identified three existing building leases under ASC 842 that are classified as operating leases. In September 2016, the Company entered into a five-year operating lease for 12,207 square feet of office space in Waltham, MA, with a lease commencement date of March 1, 2017. On August 17, 2021, the Company signed a 36-month extension to the lease for the Waltham, MA office with aggregate payments of $1.6 million, with a lease commencement date of March 1, 2022. The remaining lease term as of December 31, 2024 was 2 months.

In December 2015, the Company entered into a 62-month operating lease for 4,039 square feet of space in New York, NY, which commenced on January 1, 2016. In February 2021, the Company signed an 18-month extension to the lease for the New York office, which commenced on March 1, 2021. In August 2022, the Company signed a 36-month extension to the lease for the New York office, with aggregate payments of $0.7 million, with a lease commencement date of September 1, 2022. The remaining lease term as of December 31, 2024 was 8 months.

In May 2023, the Company entered into a 27-month operating lease for an additional 12,217 square feet of space in New York, NY, with aggregate payments of $1.6 million, with a lease commencement date of June 1, 2023. In October 2024, the Company signed a 36-month extension to the lease for the New York office, with aggregate payments of $2.5 million, with a lease commencement date of October 23, 2024. The Company recognized $1.5 million of ROU asset and lease liability upon the remeasurement of the lease as a result of the extension. The remaining lease term as of December 31, 2024 was 44 months.

As of December 31, 2024, the consolidated balance sheet includes a $2.0 million operating lease ROU asset and a $2.0 million ROU liability. The Company used an incremental borrowing rate of 10%-14% to calculate its lease obligations, and an increase or decrease in the rate does not have a significant impact on the ROU asset or ROU liability. The ROU asset is amortized on a straight-line basis over the remainder of the lease term. For the year ended December 31, 2024, the Company recorded approximately $1.1 million in operating lease expense and made approximately $1.2 million in lease payments.

Future minimum lease payments under the Company’s operating leases, were as follows:

Maturity of lease liabilities	As of
(in thousands)	December 31, 2024
2025	657
2026	656
2027	675
Thereafter	460
Total lease payments	$2,448
Less: imputed interest	(399)
Total operating lease liability	$2,049

Future minimum lease payments under the Company’s capital leases as of December 31, 2024 and 2023, were $9,435 and $25,864, respectively.

6. (Loss) Earnings per Share

Basic and diluted (loss) earnings per share are calculated as follows (in 000s):

	Years Ended December 31,
	2024	2023	2022
Numerator - basic and diluted:
Net loss - basic and dulited	$(318,758)	$(209,360)	$(149,338)
Net loss attributable to common stockholders - basic and dulited	$(318,758)	$(209,360)	$(149,338)
Denominator - basic and diluted:
Weighted-average common shares outstanding - basic and dulited	85,622	70,371	60,761

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in 000s):

	December 31,
	2024	2023	2022
Options to purchase common	11,688	10,685	7,982
Non-vested RSUs	1,304	309	131
ESPP to purchase common stock	70	35	17

For additional information related to the Company's common stock see Note 13, Common Stock to these consolidated financial statements.

7. Significant Agreements

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement (the “Vitae License Agreement”) with Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie (“AbbVie”), under which Vitae granted the Company an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the interaction of menin with Mixed Lineage Leukemia (“MLL”) protein (the “Menin Assets”). The Company made a nonrefundable upfront payment of $5.0 million to Vitae in the fourth quarter of 2017. Additionally, subject to the achievement of certain milestone events, the Company may be required to pay AbbVie up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae License Agreement. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay AbbVie low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with AbbVie. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Vitae License Agreement for the other party’s uncured material breach or insolvency; and the Company may terminate the Vitae License Agreement at will at any time upon advance written notice to AbbVie. AbbVie may terminate the Vitae License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Vitae License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the inception of the agreement, the Company achieved certain development and regulatory milestones resulting in $28.0 million in expense, which includes an $8.0 million milestone paid in the first quarter of 2024 and a $10.0 million milestone paid in the first quarter of 2025.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $31.0 million as research and development expense, which includes a $15.0 million milestone paid during the third quarter of 2024 upon the approval of Niktimvo.

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

8. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$—	$—
Work-in-process	330	—
Finished goods	36	—
Total Inventory	$366	$—

Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.

9. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Equipment	$84	$84
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	34
Total property and equipment	419	419
Accumulated depreciation	(419)	(411)
Property and equipment, net	$—	$8

Depreciation expense was $8,000 and $12,000 for the years ended December 31, 2024 and 2023, respectively.

10. Fair Value Measurements

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Cash equivalents	$154,083	$129,187	$24,896	$—
Short-term investments	418,801	—	418,801	—
Long-term investments	119,520	—	119,520	—
Total assets	$692,404	$129,187	$563,217	$—

December 31, 2023
Assets:
Cash equivalents	$295,394	$295,394	$—	$—
Short-term investments	275,304	—	275,304	—
Long-term investments	29,829	—	29,829	—
Total assets	$600,527	$295,394	$305,133	$—

There have been no material impairments of our assets measured and carried at fair value during the years ended December 31, 2024, and 2023. In addition, there have been no changes in valuation techniques during the years ended December 31, 2024, and 2023. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as cash equivalents and short and long-term investments was determined other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and fair value is determined using models or other valuation methodologies.

The short-term and long-term investments are classified as available-for-sale securities. As of December 31, 2024, the remaining contractual maturities of the available-for-sale securities were 1 to 21 months, and the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three years ended December 31, 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same periods. The Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2024, which the Company does not intend to sell and has concluded will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
December 31, 2024
Commercial paper	$263,952	$—	$(56)	$263,896
Corporate bonds	40,261	—	—	40,261
US Treasury	233,945	219	—	234,164
	$538,158	$219	$(56)	$538,321
December 31, 2023
Commercial paper	$160,657	$149	$—	$160,806
Corporate bonds	47,150	62	—	47,212
US Treasury	68,111	46	—	68,157
Federal bonds	28,998	—	(40)	28,958
	$304,916	$257	$(40)	$305,133

11. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$1,276	$807
Interest receivable on investments	2,634	1,227
Prepaid subscriptions	1,605	769
Prepaid state and local taxes	298	264
Prepaid rent	107	163
Prepaid inventory	2,009	—
Other	612	63
Total prepaid expenses and other current assets	$8,541	$3,293

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Product revenue allowances	$849	$—
Accrued clinical study and trial costs	23,869	16,346
Accrued selling, general, and administrative costs	4,258	—
Accrued compensation and related costs	14,477	11,172
Accrued professional fees	385	1,450
Accrued milestone costs	10,600	10,000
Accrued interest - debt	4,930	—
Other	421	888
Total accrued expense and other current liabilities	$59,789	$39,856

13. Common Stock

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

In December 2021, the Company issued 3,802,144 shares of common stock and pre-funded warrants to purchase 1,142,856 shares of common stock. The offering price for the securities was $17.50 per share or $17.4999 for each Pre-Funded Warrant, with net proceeds of approximately $81.2 million. On January 24, 2023, 86,000 pre-funded warrants were exercised for 85,998 shares of common stock, under a cashless exercise. On April 12, 2023, 273,000 pre-funded warrants were exercised for 272,996 shares of common stock, under a cashless exercise. On May 9, 2023, 498,142 pre-funded warrants were exercised for 498,137 shares of common stock, under a cashless exercise. As of December 31, 2024, 285,714 pre-funded warrants were considered issued and outstanding.

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

The Company has reserved for future issuance the following shares of common stock pursuant to the following outstanding securities or equity plans:

December 31, 2024
Common stock issuable under pre-funded warrants	285,714
At-the-market program	7,280,256
RSUs and Options to purchase common stock	12,992,166
Equity plans	4,705,667
2015 Employee Stock Purchase Plan (the “ESPP”)	1,917,711
Total	27,181,514

14. Stock-Based Compensation

In September 2015, the Company’s board of directors adopted its 2015 Omnibus Incentive Plan (“2015 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the IPO on March 8, 2016. The 2015 Plan replaced the 2007 Stock Plan (“2007 Plan”) and allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, dividend equivalent rights, performance awards, annual incentive awards, and other equity-based awards to the Company’s executives and other employees, non-employee members of the board of directors, and consultants of the Company. Any options or awards outstanding under the Company’s 2007 Plan remain outstanding and continue to govern the terms of any equity grants that remain outstanding under the 2007 Plan. Any shares of common stock related to awards outstanding under the 2007 Plan that thereafter terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares will be added to, and included in, the 2015 Plan reserve amount. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase each January 1, beginning on January 1, 2017, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2025, the shares available for issuance under the 2015 was increased to 7,447,028.

In February 2023, the Company's board of directors adopted its 2023 Inducement Plan (the “2023 Inducement Plan”), which became effective March 1, 2023. The 2023 Inducement Plan allows for the granting of nonqualified stock options, restricted stock units, and other awards under the 2023 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, an inducement material to such persons entering into employment with the Company. The Company initially reserved 1,900,000 shares of its common stock for the issuance of awards under the 2023 Inducement Plan. In December 2024 and 2023, the Company's board of directors approved the increase of the reserve by 1,200,000 and 1,100,000 shares respectfully, effective the following year.

As of December 31, 2024, there were 4,019,250 shares available for issuance under the 2015 Plan and 686,417 shares available for issuance under the 2023 Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards to employees and non-employees and related to the Employee Stock Purchase Plan in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$19,934	$14,147	$6,016
Selling, general and administrative	23,092	16,804	10,003
Total	$43,026	$30,951	$16,019

Stock Options and Restricted Stock Units

As of December 31, 2024, there was $81.6 million of unrecognized compensation cost related to employee and non-employee unvested stock options and RSUs granted under the 2015 Plan and the 2023 Inducement Plan, which is expected to be recognized over a weighted-average remaining service period of 2.6 years. Stock compensation costs have not been capitalized by the Company.

The Company's stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the straight-line method to the extent achievement of the performance condition is probable.

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

In the first quarter of 2022, management estimated one of the milestones, for the 2022 Performance Awards, was probable of achievement. The second performance milestone was achieved in November 2024 and 40,000 options were vested. The Company recorded approximately $0.4 million, $0.3 million, and $0.5 million of stock compensation expense for these awards for the year ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, 40,000 stock options outstanding were unvested, and 60,000 options had been cancelled related to employee terminations.

In the first quarter of 2023, the Company granted to certain employees 129,550 performance-based RSUs ("2023 Performance Awards"), primarily related to the achievement of certain regulatory development milestones related to product candidates. The Company recorded approximately $1.0 million of stock compensation related to the achievement of the performance milestones during the year ended December 31, 2024. The remaining unvested shares will vest in one full year from the date of the respective performance milestone achievements.

In the first quarter of 2024, the Company granted to certain employees 35,500 performance-based RSUs ("2024 Performance Awards"), primarily related to the achievement of certain regulatory development milestones related to product candidates. The Company recorded approximately $0.5 million of stock compensation related to the achievement of the performance milestones during the year ended December 31, 2024. As of December 31, 2024, the remaining performance milestones were not achieved.

In connection with the termination of eight employees, the Company entered into severance and consulting agreements. Under these agreements, the Company extended the vesting term for unvested options, which would not have otherwise vested, and extended the exercise period of the vested options post termination of the consulting agreement. For one employee, the Company accelerated the vesting of unvested options that otherwise would have vested in the following twelve month period and extended the exercise period of the vested options post termination of employment. The Company accounted for the change as a modification of an equity award under ASC 718. As a result of the modifications, the Company recognized approximately $1.2 million of incremental stock compensation expense in 2024 with unrecognized stock compensation expense of $0.1 million to be recognized over the weighted average period of 0.6 years.

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

	Years Ended December 31,
	2024	2023	2022
Expected term (in years)	6.05	6.03	6.04
Volatility rate	71.64%	75.13%	77.87%
Risk-free interest rate	4.15%	3.65%	2.52%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of employee and non-employee option activity under the Company’s equity award plans is presented below (in thousands, except share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2024	10,684,858	$17.78	7.3	$55,091
Granted	2,886,975	$21.52
Exercised	(717,413)	$10.87
Cancelled, forfeited or expired	(1,166,341)	$22.49
Outstanding—December 31, 2024	11,688,079	$18.63	6.6	$9,746
Exercisable—December 31, 2024	6,652,655		5.3	$9,674

The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022, was $14.37, $16.20, and $12.64 per share, respectively. The fair value is being expensed over the vesting period of the options (usually three to four years) on a straight-line basis as the services are being provided.

There were 717,413 options exercised for the year ended December 31, 2024, resulting in total proceeds of $8.0 million; 662,042 options exercised for the year ended December 31, 2023, resulting in total proceeds of $5.1 million; and 1.3 million options exercised for the year ended December 31, 2022, resulting in total proceeds of $11.5 million. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $7.2 million, $9.5 million, and $17.0 million, respectively. In accordance with the Company’s policy, the shares were issued from a pool of shares reserved for issuance under the 2015 Plan and 2023 Inducement Plan.

Restricted Stock Units

RSUs awarded to Board of Directors or employees vest on either i) one – year anniversary date of the related grant or ii) 25% on each anniversary for 4 years. The following table summarizes our RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2023	519,436	$22.17
Granted (1)	1,034,313	$18.80
Vested	(85,495)	$20.59
Cancelled/Forfeited	(164,167)	$16.70
Unvested—December 31, 2024	1,304,087	$19.46

(1) RSUs granted in 2024 and 2023 had a weighted average grant date fair value of $18.80 and $24.94, respectively. The fair values of RSUs vested in 2024 and 2023 totaled $1.8 million and $126,000, respectively.

Employee Stock Purchase Plan

In September 2015, the Company’s Board adopted the ESPP, which was subsequently approved by the Company’s stockholders and became effective in 2016. The ESPP authorized the initial issuance of up to a total of 250,000 shares of common stock to the Company’s employees. The number of shares of common stock available under the ESPP will automatically increase on January 1st of each year, continuing until the expiration of the ESPP, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (b) 250,000 shares. On January 1, 2025, the shares of common stock reserved for issuance under the ESPP was increased to 2,167,711. Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of six-month offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. The Company issued 64,903 and 34,797 shares during 2024 and 2023, respectively.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period. For the years ended December 31, 2024, 2023 and 2022 the Company recorded stock-based compensation expense related to the ESPP of $0.6 million, $0.3 million, and $0.2 million respectively.

Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board. For the years ended December 31, 2024, 2023 and 2022, the Company made $2.7 million, $1.3 million, and $0.7 million contributions to the plan, respectively.

15. Loan Payable

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

16. Purchase and Sale Agreement

On November 4, 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Royalty Pharma Development Funding, LLC (“Royalty Pharma”), pursuant to which Royalty Pharma purchased rights to certain revenue streams from net sales of products comprising or containing axatilimab (including Niktimvo™) by Syndax, its affiliates and its licensees in the United States and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront fee of $350 million.

Pursuant to the Purchase and Sale Agreement, Royalty Pharma purchased the right to receive a percentage of net sales equal to a royalty rate of 13.8% on quarterly net sales of Niktimvo in the United States and its respective territories; provided that the royalty rate is subject to certain adjustments based on future aggregate net sales of the Product in the Territory (the “Revenue Participation Right”). Aggregate payments made to Royalty Pharma in respect of the Revenue Participation Right will be capped at $822.5 million (the “Royalty Cap”).

The Purchase and Sale Agreement contains customary representations, warranties and indemnities of the Company and Royalty Pharma and customary covenants relating to the royalty payments, including the grant of a back-up security interest in the purchased royalties and certain assets related to the Product and restrictions on the incurrence of additional indebtedness and on the existence of liens on the Company’s assets related to the Product.

Upon a change of control, the Company will have the right, but not the obligation, to repurchase the Revenue Participation Right at a repurchase price set forth in the Purchase and Sale Agreement. In addition, the Purchase and Sale Agreement provides that if certain events of default occur, including certain bankruptcy events or certain termination events with respect to the Company’s license agreement with UCB Biopharma Srl, Royalty Pharma may require the Company to repurchase Royalty Pharma’s interests in the Revenue Participation Right at a repurchase price equal to the Royalty Cap.

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as debt under ASC 470. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. The debt is allocated on the balance sheet as short term and long term. The short term portion represents the royalty payments owed over the next 12 months. The long term portion is recorded on the balance sheet as net of issuance costs. Issuance costs pursuance to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the year ended December 31, 2024, the Company estimated an effective annual interest rate of approximately 9.21%. Over the course of the Purchase and Sale agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. As of December 31, 2024, the Company recognized interest expense of $5.0 million related to the Purchase and Sale Agreement.

	December 31,
	2024	2023
Current portion of term loan payable	$12,116	$—
Term loan payable, less current portion	337,884	—
Debt issuance costs	(6,319)	—
Total term loan payable, net	$343,681	$—

17. Income Taxes

For the years ending December 31, 2024, and December 31, 2023, the Company recognized current state income tax expense of $0.3 million and $0.3 million, respectively, as a result of investment income earned in Syndax Securities Corporation. The Company recognized no income taxes in the year ended December 31, 2022, due to the utilization of tax attributes to offset current year federal and state taxable income, immaterial investment income earned at Syndax Securities Corporation, the historical losses incurred and the need for a full valuation allowance on deferred tax assets. The Company’s current year profit and historical losses before income tax for the periods presented was generated entirely in the United States.

A reconciliation of the provision for income taxes computed at the statutory federal income tax rate to the provision for income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	-0.1%	13.2%	2.5%
General business credit carryovers	1.1%	1.5%	1.0%
Non-deductible expenses	-1.0%	-1.0%	-0.2%
Change in valuation allowance	-17.3%	-34.9%	-24.1%
Return to provision true up	-3.8%	0.0%	-0.2%
Other	0.0%	0.0%	0.0%
	-0.1%	-0.2%	0.0%

The significant components of the Company’s deferred tax are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$43,362	$32,664
Research and development credits	16,074	11,765
Capitalized start-up and other costs	84,870	68,859
Capitalized research and development costs	97,780	79,562
Equity based compensation	13,687	10,276
Accruals	2,829	2,795
Other temporary differences	36	36
Deferred tax assets before valuation allowance	258,638	205,957
Valuation allowances	(258,638)	(205,957)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. The valuation allowance increased by $52.7 million in 2024 due to the increase in deferred tax assets, primarily driven by the generation of net operating losses and capitalized research expenses, and capitalized start-up costs. The valuation allowance increased by $72.9 million in 2023 due to the increase in deferred tax assets, primarily driven by the generation of net operating losses and capitalized start-up costs, partially offset by a decrease to other deferred tax assets.

As of December 31, 2024, the Company had approximately $181.0 million and $97.5 million in federal and state Net Operating Losses (“NOLs”), respectively, which may be available to offset future taxable income. The Company has generated federal NOLs of $158.9 million and state NOLs of $1.9 million which have indefinite carryforward period. The remaining $22.1 million of federal NOLs and $95.6 million the Company’s state NOLs will begin to expire at various dates starting in 2026.

As of December 31, 2024, the Company had federal and state research credits of $12.4 million and $4.8 million, respectively, which began to expire in 2024.

Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. The Company last completed an analysis from January 1, 2023 through December 31, 2023 and determined that no ownership changes had occurred in that period. Prior analyses determined that on March 30, 2007, August 21, 2015 and May 4, 2020, ownership changes had occurred. The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, its ability to use its pre- change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2024, and 2023, the Company had uncertain tax positions of $0.1 million related to research and development credits, which reduce the deferred tax assets with a corresponding decrease to the valuation allowance. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2024 and 2023. The Company expects none of the unrecognized tax benefits to decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Due to the Company’s valuation allowance as of December 31, 2024, none of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefit--beginning of year	$143	$143	$163
Decreases related to prior period positions	—	—	(20)
Unrecognized tax benefit--end of year	$143	$143	$143

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

18. Commitments and Contingencies

License Agreements

Eddingpharm - In April 2013, the Company entered into a License and Development Agreement (the “Eddingpharm License Agreement”) and a Series B-1 purchase agreement (the “Eddingpharm Purchase Agreement”) with Eddingpharm International Company Limited (“Eddingpharm”). Under the terms of the Eddingpharm License Agreement, Eddingpharm, in exchange for rights to develop and commercialize entinostat in China and certain other Asian countries, purchased $5.0 million of Series B-1 and agreed to make certain contingent milestone and royalty payments based on revenue targets. In certain cases, the Company is required to assist

Eddingpharm, and Eddingpharm is required to reimburse the Company for any out-of-pocket expenses incurred in providing this assistance, including reimbursement for person-hours above a certain cap.

The Company is obligated to pay royalties pursuant to a license agreement with Vitae Pharmaceuticals, Inc., a subsidiary of AbbVie plc, or the Vitae License Agreement, as a percentage of net product sales for direct licensed products, such as Revuforj. The obligation to pay royalties expires, on a country-by-country basis and licensed product-by-licensed product basis until the later of expiration of the last valid claim of a patent right, the expiration of the applicable regulatory exclusivity for such licensed product in such county, or 10 years from the first commercial sale of a licensed product in each country. These fees were recorded as cost of product sales.

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2024, or 2023.

19. Segment Reporting

The Company manages its business activities on a consolidated basis and operate as a single operating and reportable segment: Syndax Pharmaceuticals. The Company primarily derives revenue in the United States through milestone revenue and product sales on the recently approved products, Revuforj and Niktimvo. The accounting policies of the segment are the same as those described in Note 3 – Summary of Significant Accounting Policies.

To assess performance, the Company's Chief Operating Decision Maker (CODM), the Chief Executive Officer (CEO), Michael Metzger, uses consolidated net loss as the segment's measure of segment profit or loss. The CODM uses net loss in the budget and forecasting process and considers budget-to actual variances on a quarterly bases when making decisions about the allocation of operating and capital resources.

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Year Ended December 31,
	2024	2023	2022
December 31, 2024
Total Revenue	$23,680	$—	$—
Less: Significant and other segment expenses
Cost of product sales	826	—	—
Research and development expenses
Revumenib-related costs	107,909	64,122	47,315
Axatilimab-related costs	49,638	32,114	33,318
Other R&D programs	2,564	5,441	6,328
Personnel cost and other expenses	61,602	47,208	25,522
General and administrative expenses
Commercial related expenses	33,541	13,115	2,116
Personnel cost and other expenses	46,893	22,898	11,301
Other SG&A expenses	17,353	14,105	9,838
Stock-based compensation	43,026	30,951	16,019
Interest (income) expense, net	(21,161)	(20,955)	(2,735)
Other expense, net	247	361	316
Segment net loss	$(318,758)	$(209,360)	$(149,338)