Form 10-Q
period 2025-03-31
Syndax Pharmaceuticals Inc
filed 2025-05-05
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37708

Syndax Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0162505
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

730 Third Avenue, 9th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(781) 419-1400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SNDX	The Nasdaq Stock Market, LLC

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

As of May 1, 2025, there were 86,047,449 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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
•
the market adoption of REVUFORJ® (revumenib) and NIKTIMVO™ (axatilimab-csfr) and our other product candidates by physicians and patients;
•
developments relating to our competitors and our industry; and
•
the impact of geopolitical actions, including tariffs, war or the perception that hostilities may be imminent (such as the ongoing war between Russia and Ukraine), adverse global economic conditions, terrorism, public health crises or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

ii

c

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$153,993	$154,083
Short-term investments	358,204	418,801
Accounts receivable, net	15,722	7,602
Inventory	4,664	366
Short-term deposits	4,116	10,029
Other receivable	3,590	3,635
Prepaid expenses and other current assets	8,462	8,541
Total current assets	548,751	603,057
Long-term investments	89,938	119,520
Property and equipment, net	—	—
Right-of-use asset, net	1,801	2,022
Restricted cash	217	217
Total assets	$640,707	$724,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,047	$11,626
Collaboration payable, net	12,187	19,231
Royalty payable	1,803	307
Accrued expenses and other current liabilities	55,981	59,789
Current portion of royalty interest financing liability	14,149	12,116
Current portion of right-of-use liability	377	471
Current portion of capital lease	7	9
Total current liabilities	94,551	103,549
Long-term liabilities:
Royalty interest financing liability, less current portion	329,644	331,565
Right-of-use liability, less current portion	1,453	1,578
Total long-term liabilities	331,097	333,143
Total liabilities	425,648	436,692
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 86,047,032 and 85,694,443 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,520,527	1,509,110
Accumulated other comprehensive gain	527	163
Accumulated deficit	(1,306,004)	(1,221,158)
Total stockholders’ equity	215,059	288,124
Total liabilities and stockholders’ equity	$640,707	$724,816

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$20,042	$—
Total revenues	20,042	—
Operating expenses:
Cost of product sales	$885	$—
Research and development	61,636	56,492
Selling, general and administrative	41,031	23,022
Collaboration loss	247	—
Total operating expenses	103,799	79,514
Loss from operations	(83,757)	(79,514)
Other income (expense), net:
Royalty interest expense	(8,049)	—
Other interest expense	(2)	(55)
Interest income	7,183	7,256
Other expense	(221)	(87)
Total other income (expense), net	(1,089)	7,114
Net loss	$(84,846)	$(72,400)
Net loss attributable to common stockholders	$(84,846)	$(72,400)

Net loss per share:
Basic loss per share attributable to common stockholders	$(0.98)	$(0.85)
Diluted loss per share attributable to common stockholders	$(0.98)	$(0.85)

Weighted-average common shares used in calculating:
Basic loss per share attributable to common stockholders	86,171,889	85,213,200
Diluted loss per share attributable to common stockholders	86,171,889	85,213,200

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands, except share and per share data)

Three months ended March 31, 2025
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	85,694,443	$9	$1,509,110	$163	$(1,221,158)	$288,124
Stock purchase under ESPP	104,115	—				—
Stock-based compensation expense			10,487			10,487
Unrealized loss on investments				364		364
Vesting of RSUs	205,527	—				—
Employee withholdings ESPP			545			545
Proceeds from exercise of stock options	42,947	—	385			385
Net loss					(84,846)	(84,846)
Balance as of March 31, 2025	86,047,032	$9	$1,520,527	$527	$(1,306,004)	$215,059

Three months ended March 31, 2024
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock purchase under ESPP	35,463	—	—	—	—	—
Stock-based compensation expense	—	—	8,899	—	—	8,899
Unrealized loss on investments	—	—	—	(974)	—	(974)
Vesting of RSUs	3,750	—	—	—	—	—
Employee withholdings ESPP	—	—	309	—	—	309
Proceeds from exercise of stock options	113,841	—	1,859	—	—	1,859
Net loss	—	—	—	—	(72,400)	(72,400)
Balance as of March 31, 2024	84,979,686	8	1,467,437	(756)	(974,800)	491,889

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,846)	$(72,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3
Accretion of investments	(3,599)	(3,821)
Non-cash operating lease expense	221	244
Stock-based compensation	10,380	8,899
Amortization of debt issuance costs	112	—
Changes in operating assets and liabilities:
Accounts Receivable	(8,120)	—
Inventory	(4,191)	—
Prepaid expenses and other assets	5,992	(2,854)
Collaboration (payable) receivable, net	(7,044)	315
Other receivable	45	(6,073)
Accounts payable	(1,579)	(1,152)
Accrued expenses and other liabilities	(2,533)	(6,709)
Net cash used in operating activities	(95,162)	(83,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(10,538)	(167,385)
Proceeds from sales and maturities of short-term investments	104,680	67,986
Net cash provided by (used in) investing activities	94,142	(99,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	545	309
Proceeds from stock option exercises	385	1,859
Net cash provided by financing activities	930	2,168
NET (DECREASE) INCREASE CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(90)	(180,779)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	154,300	295,611
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$154,210	$114,832

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. is a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved products and a robust slate of clinical development programs designed to unlock their full potential. We were incorporated in Delaware in 2005. We have operations in New York, NY, and we operate in one segment. References in these notes to consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

We are subject to challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: revenue generation from Revuforj and Niktimvo; obtaining regulatory approval of additional indications for our approved products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 contained in the Company’s annual report on Form 10-K, filed with the SEC on March 3, 2025.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom, which the Company was dissolved in June 2024. In 2014, the Company established a wholly owned U.S. subsidiary. In 2021, the Company established a wholly owned subsidiary in the Netherlands. To date, there have been no material activities for these entities. All intercompany balances and transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2025. Since the date of filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Income taxes

In accordance with Topic ASC 270, Interim Reporting, and Topic ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2025 and December 31, 2024, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

Collaboration Revenue

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. In August 2024, the U.S. Food and Drug Administration, or FDA, approved Niktimvo for the treatment of chronic graft-versus host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). See Note 4 — Incyte Collaboration for further details on the Incyte License and Collaboration Agreement.

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, the Company will recognize its share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. The Company’s share of net profits in connection with commercialization of products will be presented as “Collaboration revenue” and its share of net losses will be presented as “Collaboration loss” within operating expenses. The Company will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU “2024-03”). Among other items, the requirements include expanded disclosures around employee compensation and selling expenses. ASU 2024-03 will be effective for the Company for the year ending December 31, 2027. The Company is still evaluating the impact of this new guidance on its consolidated financial statements but expect the adoption to result in disclosure changes only.

4. Significant Collaborative Research and License Agreements

Incyte Collaboration

In September 2021, the Company entered into the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. Also in September 2021, the Company entered into a share purchase agreement with Incyte, or the Incyte Share Purchase Agreement. These agreements are collectively referred to as the Incyte Agreements. Under the terms of the Incyte Agreements, Incyte received exclusive commercialization rights outside of the United States, subject to certain royalty payment obligations set forth below. In the United States, Incyte and the Company are co-commercializing and co-promoting axatilimab as Niktimvo™ (axatilimab-csfr). The Company and Incyte share equally the profits and losses from co-commercialization efforts in the United States.

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

For the three months ended March 31, 2025, the Company has recognized a collaboration loss of $0.2 million. As of March 31, 2025, the Company has recorded approximately $10.3 million as a collaboration receivable due from Incyte related to the Company’s development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $22.5 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of March 31, 2025. R&D expense and cost offset are recorded as part of operating expenses. The Company's share of Collaboration profit or loss is based on net sales of Niktimvo and the collaborative commercialization expenses.

Vitae Pharmaceuticals, Inc.

In October 2017, the Company entered into a license agreement, or the Vitae License Agreement, with Vitae Pharmaceuticals, Inc., or Vitae, a subsidiary of AbbVie, Inc., under which the Company was granted an exclusive, sublicensable, worldwide license to a portfolio of preclinical, orally available, small molecule inhibitors of the Menin–KMT2A binding interaction, or the Menin Assets. Upon execution of the agreement, the Company agreed to pay Allergan up to $99.0 million in one-time development and regulatory milestone payments over the term of the Vitae License Agreement, subject to the achievement of certain milestone events. In the event that the Company or any of its affiliates or sublicensees commercializes the Menin Assets, the Company will also be obligated to pay Vitae low single to low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $70.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. The Company is solely responsible for the development and commercialization of the Menin Assets. Each party may terminate the Vitae License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the Vitae License Agreement at any time upon advance written notice to Vitae. Vitae may terminate the Vitae License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the Vitae License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition.

UCB Biopharma Sprl

In 2016, the Company entered into a license agreement, or the UCB License Agreement, as amended from time to time, with UCB Biopharma Sprl, or UCB, under which UCB granted to the Company a worldwide, sublicensable, exclusive license to UCB6352, which the Company refers to as axatilimab, an anti-CSF-1R monoclonal antibody. Upon execution of the agreement, the Company agreed to pay UCB up to $119.5 million in one-time development and regulatory milestone payments over the term of the UCB License Agreement, subject to the achievement of certain milestone events. In the event that the Company or any of its affiliates or sublicensees commercializes axatilimab, the Company will also be obligated to pay UCB low double-digit royalties on sales, subject to reduction in certain circumstances, as well as up to an aggregate of $250.0 million in potential one-time, sales-based milestone payments based on achievement of certain annual sales thresholds. Under certain circumstances, the Company may be required to share a percentage of non-royalty income from sublicensees, subject to certain deductions, with UCB. The Company is solely responsible for the development and commercialization of axatilimab, except that UCB was responsible for performing a limited set of transitional chemistry, manufacturing and control tasks related to axatilimab. Each party may terminate the UCB License Agreement for the other party’s uncured material breach or insolvency, and the Company may terminate the UCB License Agreement at any time upon advance written notice to UCB. UCB may terminate the UCB License Agreement if the Company or any of its affiliates or sublicensees institutes a legal challenge to the validity, enforceability, or patentability of the licensed patent rights. Unless terminated earlier in accordance with its terms, the UCB License Agreement will continue on a country-by-country and product-by-product basis until the later of: (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country.

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. In the first quarter of 2025, the Company paid a $10.0 million milestone as a result of the first patient dosed in a Phase III Study with the licensed compound in a combination with another agent for any indication.

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

Eddingpharm Investment Company Limited

In August 2016, the Company entered into a license agreement with Eddingpharm Investment Company Limited, or Eddingpharm, to develop and commercialize entinostat in China and certain other Asian countries. Eddingpharm will pay the Company royalties on a sliding scale based on net sales, if any, and make future milestone payments up to $10.0 million in the event that certain specified development and regulatory goals are achieved. In April 2024, a milestone was achieved under the Eddingpharm license agreement for the marketing approval of entinostat in China.

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

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(84,846)	$(72,400)
Net loss attributable to common stockholders—basic and diluted	$(84,846)	$(72,400)
Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(0.85)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	86,171,889	85,213,200

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2025	2024
Options to purchase common stock	13,528,527	11,872,530
Employee Stock Purchase Plan	25,663	31,645
Non-vested restricted stock units (RSUs)	2,593,981	1,520,999

For additional information related to the Company’s common stock see Note 12 — Stock Based Compensation.

6. Other Receivables

In April 2024, entinostat received marketing approval in China. As a result the Company recorded $3.5 million of milestone revenue in 2024. As of March 31, 2025, the Company recorded a $3.6 million milestone receivable related to achieved milestones under the license agreement with Eddingpharm. Full payment of the receivable is expected by December 2026.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2025
Assets:
Cash and cash equivalents	$153,993	$134,106	$19,887	$—
Short-term investments	358,204	—	358,204	—
Long-term investments	89,938	—	89,938	—
Total assets	$602,135	$134,106	$468,029	$—
December 31, 2024
Assets:
Cash and cash equivalents	$154,083	$129,187	$24,896	$—
Short-term investments	418,801	—	418,801	—
Long-term investments	119,520	—	119,520	—
Total assets	$692,404	$129,187	$563,217	$—

There have been no material impairments of our assets measured and carried at fair value during the periods ended March 31, 2025 and 2024. In addition, there have been no changes in valuation techniques during the periods ended March 31, 2025 and 2024. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of March 31, 2025, the remaining contractual maturities of the available-for-sale securities were 1 to 18 months, and the balance in the Company’s accumulated other comprehensive gain was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three months ended

March 31, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2025
Commercial paper	$223,478	$74	$—	$223,552
Corporate bonds	29,444	45	—	29,489
US Treasury	194,694	407	—	195,101
	$447,616	$526	$—	$448,142
December 31, 2024
Commercial paper	$263,952	$—	$(56)	$263,896
Corporate bonds	40,261	—	—	40,261
US Treasury	233,945	219	—	234,164
	$538,158	$219	$(56)	$538,321

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	968	1,276
Interest receivable on investments	2,170	2,634
Prepaid subscriptions	1,721	1,605
Prepaid state and local taxes	329	298
Prepaid rent	35	107
Prepaid inventory	2,701	2,009
Other	538	612
Total prepaid expenses and other current assets	$8,462	$8,541

9. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,743	$—
Work-in-process	572	330
Finished goods	2,349	36
Total Inventory	$4,664	$366

Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Product revenue allowances	$4,006	$849
Accrued clinical study and trial costs	22,939	23,869
Accrued selling, general, and administrative costs	7,092	4,258
Accrued compensation and related costs	7,402	14,477
Accrued professional fees	1,109	385
Accrued milestone costs	—	10,600
Accrued royalty interest expense	12,857	4,930
Other	576	421
Total accrued expenses and other current liabilities	$55,981	$59,789

11. Royalty Interest Financing Liability

On November 4, 2024, the Company entered into a Purchase and Sale Agreement, or the Purchase and Sale Agreement, with Royalty Pharma Development Funding, LLC, or Royalty Pharma, pursuant to which Royalty Pharma purchased rights to certain revenue streams from net sales of products comprising or containing axatilimab (including Niktimvo™) by Syndax, its affiliates and its licensees in the United States and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront fee of $350 million.

Pursuant to the Purchase and Sale Agreement, Royalty Pharma purchased the right to receive a percentage of net sales equal to a royalty rate of 13.8% on quarterly net sales of Niktimvo in the United States and its respective territories; provided that the royalty rate is subject to certain adjustments based on future aggregate net sales of the product in the United States and its respective territories, or the Revenue Participation Right. Aggregate payments made to Royalty Pharma in respect of the Revenue Participation Right will be capped at $822.5 million, or the Royalty Cap.

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

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as a liability under Topic ASC 470, Borrower’s Accounting for Debt Modifications. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. The debt is allocated on the balance sheet as short term and long term. The short term portion represents the royalty payments owed over the next 12 months. The long term portion is recorded on the balance sheet as net of issuance costs. Issuance costs pursuance to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the period ended March 31, 2025, the Company estimated an effective annual interest rate of approximately 9.22%. Over the course of the Purchase and Sale agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. For the three months ended March 31, 2025, the Company recognized interest expense of $8.0 million related to the Purchase and Sale Agreement.

	March 31,	December 31,
	2025	2024
Current portion of royalty interest financing liability	$14,149	$12,116
Royalty interest financing liability, less current portion	335,852	337,884
Debt issuance costs	(6,208)	(6,319)
Total royalty interest financing liability, net	$343,793	$343,681

12. Stock-Based Compensation

In January 2025, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,427,778 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. Additionally in July 2024 and in December 2024, the Company’s board of directors approved increases of 500,000 shares and 1,200,000 shares, respectively, of common stock available for issuance under the Company’s 2023 Inducement Plan, or the Inducement Plan..

As of March 31, 2025, there were 4,766,261 shares of common stock available for issuance under the 2015 Plan and 1,171,768 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024

Research and development	$3,668	$4,144
Selling, general and administrative	6,712	4,755
Total	$10,380	$8,899

Compensation expense by type of award in the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024

Stock options	$7,685	$7,157
RSUs	2,575	1,645
ESPP	120	97
Total	$10,380	$8,899

In addition, stock-based compensation expense of $107 was capitalized to inventory as of March 31, 2025, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.

As of March 31, 2025, there were $102.6 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the Inducement Plan, 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.69 years.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2025 and 2024, the Company made $2.3 million and $1.5 million of contributions to the plan, respectively. The Company’s contributions are made in cash.

13. Stockholders’ Equity

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of March 31, 2025, 285,714 pre-funded warrants were issued and outstanding.

14. Commitments and Contingencies

License Agreements

The Company is obligated to pay royalties pursuant to the Vitae License Agreement as a percentage of net product sales for direct licensed products, such as Revuforj. The obligation to pay royalties expires, on a country-by-country basis and licensed product-by-licensed product basis until the later (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. These fees were recorded as cost of product sales.

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2025.

15. Segment Reporting

The Company manages its business activities on a consolidated basis and operate as a single operating and reportable segment: Syndax Pharmaceuticals. The Company primarily derives revenue in the United States through milestone revenue and product sales on the recently approved products, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr). The accounting policies of the segment are the same as those described in Note 3 – Summary of Significant Accounting Policies.

To assess performance, the Company’s Chief Operating Decision Maker, or CODM, Michael Metzger, uses consolidated net loss as the segment’s measure of segment profit or loss. The CODM uses net loss in the budget and forecasting process and considers budget-to actual variances on a quarterly bases when making decisions about the allocation of operating and capital resources.

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Three Months Ended March 31,
	2025	2024
March 31, 2025
Total Revenue	$20,042	$—
Less: Significant and other segment expenses
Cost of product sales	885	—
Collaboration loss	247	—
Research and development expenses
Revumenib-related costs	20,805	31,441
Axatilimab-related costs	19,711	5,601
Other R&D programs	921	966
Personnel cost and other expenses	16,531	14,340
General and administrative expenses
Commercial related expenses	10,825	5,833
Personnel cost and other expenses	19,082	8,330
Other SG&A expenses	4,412	4,103
Stock-based compensation	10,380	8,900
Royalty interest expense	8,049	—
Interest expense (income), net	(7,181)	(7,201)
Other expense, net	221	87
Segment net loss	$(84,846)	$(72,400)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on March 3, 2025.

Company Overview

We are a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved products, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr), and a robust slate of clinical development programs designed to unlock their full potential. Revuforj is our first-in-class menin inhibitor that was approved by the FDA in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year old and older. In April 2025, we completed the submission of a supplemental New Drug Application, or sNDA, for revumenib as a treatment for R/R acute myeloid leukemia, or AML, with a nucleophosmin 1 mutation, or mNPM1, based on the positive pivotal data from our AUGMENT-101 trial. We are also studying revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2A-rearranged acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, we are exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. Niktimvo is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard-of-care therapies, as well for the treatment of idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have begun generating product revenue from sales of Revuforj and collaboration revenue from sales of Niktimvo and plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2025 and 2024, we reported a net loss of $84.8 million and $72.4 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.3 billion. As of March 31, 2025, we had cash, cash equivalents and short- and long-term investments of $602.1 million.

Business Update

Revumenib

•
Achieved $20.0 million in Revuforj net revenue in the first quarter of 2025, the first full quarter of the U.S. launch. Revuforj was launched in the U.S. in late November 2024 for the treatment of relapsed or refractory (R/R) acute leukemia with a KMT2A translocation in adult and pediatric patients one year and older.
o
As of the end of March 2025, 44% of the Company’s high priority, Tier 1 and Tier 2, accounts have ordered, up from one-third of accounts as of the end of February 2025. These accounts are the centers of excellence and the medium to large academic institutions which represent two-thirds of the patient opportunity. Among all the accounts that have ordered, two-thirds have ordered multiple times.
o
Formulary coverage for Revuforj continues to build. As of the end of March 2025, formal coverage policies were in place for approximately 72% of all managed care lives, which includes commercially covered plus Medicare and Medicaid lives, up from 53% at the end of February 2025.
•
Completed the submission of a supplemental New Drug Application (sNDA) to the U.S. FDA in April 2025, seeking Priority Review for the approval of Revuforj for the treatment of R/R mutant NPM1 (mNPM1) AML. The sNDA was submitted under the FDA’s Real-Time Oncology Review (RTOR) program, which allows for a more efficient review and close engagement between the sponsor and FDA throughout the submission process. The sNDA is supported by the previously reported positive pivotal data from the AUGMENT-101 trial.
•
Submitted the pivotal R/R mNPM1 AML data from the AUGMENT-101 trial for publication. The manuscript has been accepted and the publication is expected imminently.
•
Opened enrollment in the EVOLVE-2 trial, a pivotal, randomized, double-blind, placebo-controlled trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2A-rearranged (KMT2Ar) AML patients who are unfit for intensive chemotherapy in the first quarter of 2025. The trial is being conducted in collaboration with the

HOVON network, a leading cooperative clinical trial group with extensive experience studying novel therapies for hematologic malignancies.
•
Multiple trials evaluating revumenib in mNPM1 and KMT2Ar acute leukemia across the treatment landscape are ongoing. These trials include:
•
BEAT AML: A Phase 1 trial evaluating the combination of revumenib with venetoclax and azacitidine in newly diagnosed mNPM1 or KMT2Ar AML patients. The trial is being conducted as part of the Leukemia & Lymphoma Society's Beat AML® Master Clinical Trial. Updated data that showed an overall response rate (ORR) of 100% (37/37) and a composite complete remission (CRc) rate of 95% (35/37) were reported at the Company’s investor event at the 66th ASH Annual Meeting. The Company anticipates that an update on the trial will be available at a medical meeting in the second quarter of 2025.
•
SAVE: A Phase 1/2 trial evaluating an all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in pediatric and adult patients with R/R AML or mixed-lineage acute leukemia (MPAL) harboring either mNPM1, KMT2Ar, or NUP98r alterations. The trial is being conducted by investigators from MD Anderson Cancer Center. Updated data that showed an ORR of 82% (27/33) and a CR/CRh rate of 48% (16/33) were presented at the 66th ASH Annual Meeting. The trial is now enrolling a cohort of newly diagnosed patients.
•
Intensive chemotherapy: A Phase 1 trial evaluating the combination of revumenib with intensive chemotherapy (7+3) followed by revumenib maintenance treatment in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients. The Company expects to report data in the fourth quarter of 2025.
•
Break Through Cancer: A Phase 2 trial studying whether the combination of revumenib and venetoclax can eliminate MRD in patients with AML and extend progression-free survival. The trial is being conducted by Break Through Cancer, a collaboration between leading U.S. cancer research centers.
•
INTERCEPT: A Phase 1 trial evaluating the use of novel therapies, including revumenib, to target MRD and early relapse in AML. The trial is being conducted by the Australasian Leukaemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial. Data that showed 54% (6/11) of patients had MRD reduction at any time, including 36% (4/11) who achieved MRD negativity, were presented at the 66th ASH Annual Meeting.
•
The Company plans to initiate multiple trials of revumenib in combination with standard of care regimens in newly diagnosed acute leukemia patients who are fit to receive intensive chemotherapy, starting in the second half of 2025.
•
The Company is evaluating revumenib in patients with R/R metastatic microsatellite stable (MSS) colorectal cancer (CRC). The Phase 1b portion of this proof-of-concept trial is ongoing.

Niktimvo™ (axatilimab-csfr)

•
Niktimvo achieved $13.6 million in net revenue in the first quarter of 2025, the first partial quarter of the U.S. launch. Niktimvo was launched in the U.S. in late January for the treatment of chronic graft-versus-host disease (GVHD) after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). Syndax and Incyte co-commercialize Niktimvo, and Syndax records 50% of the Niktimvo net profit/loss, defined as net product revenue minus the cost of sales and commercial expenses.
o
More than 1,250 infusions of Niktimvo have been administered year-to-date and approximately 95% of top accounts and more than 70% of all bone marrow transplant centers have ordered as of the end of March 2025. A permanent J-code was assigned by CMS effective April 1, 2025.
•
Presented a post-hoc analysis evaluating the effects of prior lines of therapy on clinical outcomes for patients with chronic GVHD in the AGAVE-201 trial of axatilimab. The data show that overall response rates were consistent with axatilimab regardless of the number of prior lines of therapy and that organ-specific responses were noted regardless of the last prior therapy. The data were presented at the 2025 Tandem Meetings of the American Society for Transplantation and Cellular Therapy and the Center for International Blood and Marrow Transplantation Research.
•
Two trials evaluating axatilimab in combination with standard of care therapies in newly diagnosed chronic GVHD patients are ongoing, including:
o
A Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients ≥ 12 years of age with newly diagnosed chronic GVHD.
o
A pivotal Phase 3, randomized, double-blind, placebo-controlled, multi-center trial of axatilimab in combination with corticosteriods in patients ≥ 12 years of age with newly diagnosed chronic GVHD.
•
Enrollment is ongoing in the MAXPIRe trial, a Phase 2, 26-week randomized, double-blinded, placebo-controlled trial of axatilimab on top of standard of care in patients with idiopathic pulmonary fibrosis (IPF). The Company expects to complete enrollment in the trial in 2025 with topline data anticipated in the second half of 2026.

Significant Risks and Uncertainties

Ongoing high interest rates could make it more difficult for us to obtain traditional financing on acceptable terms, if at all. Additionally, the ongoing recession risk together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the return of a high inflationary environment could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, geopolitical tensions, including tariffs, the ongoing wars between Russia and Ukraine and Israel and Hamas as well as other conflicts in the Middle East, including between Israel and Hezbollah, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

Additionally, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of additional indications for our approved products; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

Financial Overview

Product Revenue, net

Our second FDA-approved product, Revuforj, was approved by the FDA for commercial sale in the U.S. on November 15, 2024. In accordance with GAAP, we determine net product revenue for Revuforj, with specific assumptions for variable consideration components including, but not limited to, trade discounts and allowances, co-pay assistance programs and payor rebates.

We generated no product revenue during the three months ended March 31, 2024.

Collaboration Revenue/Collaboration Loss

In September 2021, we entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. In August 2024, the FDA approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs).

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, we will recognize its 50% share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. Our share of net profits in connection with commercialization of products will be presented as “Collaboration revenue” and its share of net losses will be presented as “Collaboration loss” within operating expenses. We will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

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

In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our product candidates for the period, if any, in which material net cash inflows from these potential drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of commercialization costs as well as employee-related expenses, including salaries, benefits, non-cash stock-based compensation and travel expenses, for our employees in executive, finance, human resources, information technology, business development and support functions, as well as sales and marketing expenses to support the launch and commercialization of Revuforj and Niktimvo. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses and accounting, tax, legal, information technology and consulting services. We anticipate that our selling, general and administrative expenses will further increase in the future as we continue to increase our headcount to support our continued research and development and anticipated commercialization of our products.

Royalty Interest Expense

Royalty interest expense consists of interest expense related to the Purchase and Sale Agreement with Royalty Pharma.

Other Interest Expense

Other interest expense consists of interest expense related to our operational and capital leases.

Interest Income

Interest income consists of income earned on our cash, cash equivalents and short- and long-term investment balances.

Other Expense

Other expense includes expense consisting of revaluation of foreign currency related to trade payables and amortization of debt issuance costs.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements please read Note 3 - Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

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

There have been no material changes to our critical accounting estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$
	(In thousands)
Revenue:
Product revenue, net	$20,042	$—	$20,042
Total revenues	20,042	—	20,042
Operating expenses:
Cost of goods sold	885	-	885
Research and development	61,636	56,492	5,144
Selling, general and administrative	41,031	23,022	18,009
Collaboration loss	247	-	247
Total operating expenses	103,799	79,514	24,285
Loss from operations	(83,757)	(79,514)	4,243
Other income (expense), net:
Royalty interest expense	(8,049)	-
Other interest expense	(2)	(55)	53
Interest income	7,183	7,256	(73)
Other expense	(221)	(87)	(134)
Total other income (expense), net	(1,089)	7,114	(8,203)
Net loss	$(84,846)	$(72,400)	$12,446

Product Revenue, net

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. Product revenue, net from sales of Revuforj was $20.0 million for the three months ended March 31, 2025.

Collaboration Revenue/Collaboration Loss

In February 2025, we began to generate sales of Niktimvo in the United States in collaboration with our partner Incyte. Our share of net profits in connection with commercialization of Niktimvo will be presented as “Collaboration revenue” and its share of net losses will be presented as “Collaboration loss” within operating expenses. Collaboration revenue or expense is made up of our share of the 50% profit with Incyte. We record collaboration revenue net of commercial expenses.

Cost of Product Sales

Our cost of product sales includes the cost of goods sold and royalties associated with Revuforj sales in the United States.

Research and Development

The following table summarizes the research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$
	(In thousands)
Revumenib-related costs	$20,805	$31,441	$(10,636)
Axatilimab-related costs	19,711	5,601	14,110
Other research and development programs	921	966	(45)
Personnel cost and other expenses	16,531	14,340	2,191
Stock-based compensation	3,668	4,144	(476)
Total research and development expenses	$61,636	$56,492	$5,144

For the three months ended March 31, 2025, our total research and development expenses increased $5.1 million from the comparable prior year period. The increase was primarily due to:

•
A decrease in revumenib-related costs, primarily driven by an $8.0 million milestone expense in the 2024 period paid to AbbVie and a reduction in CMC expense due to the capitalization of inventory for commercial use, offset by trial expenses to expand revumenib use across the mNPM1 and KMT2a acute leukemia landscape and medical affairs activities supporting the launch of Revuforj.
•
An increase in axatilimab-related costs, primarily driven by the IPF trial, the frontline chronic GVHD trial with ruxolitinib being conducted in partnership with Incyte, and a $10.0 million milestone payment to UCB as a result of the first patient dosed in a Phase III study with the compound in combination with another agent for any indication
•
An increase in personnel costs and other expenses, and stock-based compensation, which includes salaries, overhead and related expenses compared to the prior period, have increased to support on-going clinical trials, sNDA activities and medical affairs in support of commercialization

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$
	(In thousands)
Commercial-related expenses	$10,825	$5,833	$4,992
Other selling, general and administrative expenses	4,412	4,103	309
Personnel cost and other expenses	19,082	8,330	10,752
Stock-based compensation	6,712	4,756	1,956
Total selling, general and administrative expenses	$41,031	$23,022	$18,009

For the three months ended March 31, 2025, our total selling, general and administrative expenses increased $18.0 million, from the comparable prior year period. The increase primarily is due to:

•
Increase in commercial-related costs compared to the prior period, primarily due to the commercialization of Revuforj and Niktimvo
•
An increase in personnel cost and other expenses, and stock-based compensation, which includes salaries, overhead and related expenses, compared to the prior period, was primarily due to increased headcount to support the commercialization of Revuforj and Niktimvo

Royalty Interest Expense

For the three months ended March 31, 2025, royalty interest expense increased due to the interest expense recognized related to the Royalty Pharma Purchase and Sale Agreement signed in November 2024.

Other Interest Expense

For the three months ended March 31, 2025, other interest expense decreased from the comparable period due to less interest expense recognized related to capital leases.

Interest Income

For the three months ended March 31, 2025, interest income decreased from the comparable period. The decrease of interest income was primarily due to the fluctuation of interest rates and average balance of cash equivalents and short and long-term investments.

Other Expense

For the three months ended March 31, 2025, other expense increased from the comparable period primarily related to the current period amortization of debt issuance costs related to the Royalty Pharma Purchase and Sale Agreement.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(95,162)	$(83,548)
Net cash provided by (used in) investing activities	94,142	(99,399)
Net cash provided by financing activities	930	2,168
Net (decrease) increase cash, cash equivalents and restricted cash	$(90)	$(180,779)

Net Cash Used in Operating Activities

Net cash used in operating activities increased from $83.5 million for the three months ended March 31, 2024 to $95.2 million for the three months ended March 31, 2025, primarily due to an increase in operating net loss, accounts receivable, and inventory, and decreases in prepaid expenses, and collaboration payables.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025, was $94.1 million and was related to $104.7 million from the maturities of available-for-sale securities, offset by the purchase of $10.5 million of available-for-sale securities.

Net cash used in investing activities for the three months ended March 31, 2024, was $99.4 million and was related to $68.0 million from the maturities of available-for-sale securities, offset by the purchase of $167.4 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, decreased by $1.2 million from the comparable prior year period primarily due to a decrease in proceeds from the exercise of stock options in the current period.

Purchase and Sale Agreement

In October 2024, we entered into a purchase and sale agreement with Royalty Pharma, pursuant to which Royalty Pharma purchased the right to receive 13.8% on quarterly net sales of Niktimvo in the United States and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront payment of $350.0 million (gross) at closing, received in November 2024. Aggregate payments to Royalty Pharma pursuant to the Royalty Agreement will be capped at $822.5 million or 2.35 times the funded amount.

For additional details on our purchase and sale agreement with Royalty Pharma, see Note 11 - "Royalty Interest Financing Liability" to our consolidated financial statements in this Quarterly Report.

Future Funding Requirements

We believe that the combination of our available cash, cash equivalents, short-term and long-term investments as well as our Revuforj gross contribution and Niktimvo collaboration revenue is sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, commercialization costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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
•
the cost of maintaining sales, marketing and distribution capabilities for our products;
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

Although we have two FDA-approved products available for commercial sale in the U.S., we have not generated substantial product revenue to date. We believe that the combination of our available cash, cash equivalents, short-term and long-term investments as well as our Revuforj gross contribution and Niktimvo collaboration revenue is sufficient to fund our near-term existing and planned cash requirements. Until we generate substantial product revenue, we expect to finance our future cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

Our material contractual obligations and commitments as of March 31, 2025, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of March 31, 2025, we have $0.9 million payable within 12 months.

Except as disclosed above, we have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with equipment and reagent vendors, CROs, contract manufacturing organizations, and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not determinable.

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of March 31, 2025, we had an accumulated deficit of $1.3 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple years. We expect that our research and development and selling, general and administrative expenses will continue to increase. Although we have two FDA-approved products available for commercial sale in the U.S., we have not generated substantial product revenue to date. We believe that the combination of our available cash, cash equivalents, short-term and long-term investments as well as our Revuforj gross contribution and Niktimvo collaboration revenue is sufficient to fund our near-term existing and planned cash requirements. Until we generate substantial product revenue, we expect to finance our future cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three months ended March 31, 2025, we did not sell any shares of common stock under the 2023 ATM Program. As of March 31, 2025, we had $157.9 million available under the 2023 ATM Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $154.0 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $448.1 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2025, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission on March 3, 2025, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2024 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2024 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2024 Form 10-K.

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Michael A. Metzger Chief Executive Officer, Director	Amendment***	3/11/2025	X		157,307	-	9/9/2025
Dennis Podlesak Director	Adoption****	3/5/2025	X		65,600	-	3/31/2026

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

*** Mr. Metzger’s plan solely includes equity grants with expiration dates prior to September 10, 2025.

**** Mr. Podlesak’s plan solely includes equity grants with expiration dates prior to March 31, 2026.

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

Date: May 5, 2025

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)