Form 10-Q
period 2025-06-30
Syndax Pharmaceuticals Inc
filed 2025-08-04
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, there were 86,141,862 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

g

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

ii

c

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$108,636	$154,083
Short-term investments	346,597	418,801
Accounts receivable, net	19,454	7,602
Inventory	17,696	366
Short-term deposits	13,473	10,029
Other receivable	3,629	3,635
Collaboration receivable, net	12,316	—
Prepaid expenses and other current assets	9,875	8,541
Total current assets	531,676	603,057
Long-term investments	62,627	119,520
Property and equipment, net	—	—
Right-of-use asset, net	1,629	2,022
Restricted cash	217	217
Total assets	$596,149	$724,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,353	$11,626
Collaboration payable, net	—	19,231
Royalty payable	4,783	307
Accrued expenses and other current liabilities	71,066	59,789
Current portion of royalty interest financing liability	19,435	12,116
Current portion of right-of-use liability	344	471
Current portion of capital lease	6	9
Total current liabilities	112,987	103,549
Long-term liabilities:
Royalty interest financing liability, less current portion	324,413	331,565
Right-of-use liability, less current portion	1,325	1,578
Total long-term liabilities	325,738	333,143
Total liabilities	438,725	436,692
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 86,059,077 and 85,694,443 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,534,981	1,509,110
Accumulated other comprehensive gain	285	163
Accumulated deficit	(1,377,851)	(1,221,158)
Total stockholders’ equity	157,424	288,124
Total liabilities and stockholders’ equity	$596,149	$724,816

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$28,600	$—	$48,642	$—
Collaboration revenue, net	9,358	—	9,111	—
Milestone and license revenue	—	3,500	—	3,500
Total revenues	37,958	3,500	57,753	3,500
Operating expenses:
Cost of product sales	$1,279	$—	$2,164	$—
Research and development	62,227	48,655	123,863	105,147
Selling, general and administrative	43,805	29,061	84,836	52,083
Total operating expenses	107,311	77,716	210,863	157,230
Loss from operations	(69,353)	(74,216)	(153,110)	(153,730)
Other income (expense), net:
Royalty interest expense	(7,854)	—	(15,903)	—
Other interest expense	(4)	(45)	(6)	(100)
Interest income	5,950	6,284	13,133	13,540
Other expense	(586)	(86)	(807)	(173)
Total other income (expense), net	(2,494)	6,153	(3,583)	13,267
Net loss	$(71,847)	$(68,063)	$(156,693)	$(140,463)
Net loss attributable to common stockholders	$(71,847)	$(68,063)	$(156,693)	$(140,463)

Net loss per share:
Basic loss per share attributable to common stockholders	$(0.83)	$(0.80)	$(1.82)	$(1.65)
Diluted loss per share attributable to common stockholders	$(0.83)	$(0.80)	$(1.82)	$(1.65)

Weighted-average common shares used in calculating:
Basic loss per share attributable to common stockholders	86,337,237	85,274,829	86,255,020	85,244,015
Diluted loss per share attributable to common stockholders	86,337,237	85,274,829	86,255,020	85,244,015

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands, except share and per share data)

Six months ended June 30, 2025
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	85,694,443	$9	$1,509,110	$163	$(1,221,158)	$288,124
Stock purchase under ESPP	104,115	—	—	—	—	—
Stock-based compensation expense	—	—	10,487	—	—	10,487
Unrealized loss on investments	—	—	—	364	—	364
Vesting of RSUs	205,527	—	—	—	—	—
Employee withholdings ESPP	—	—	545	—	—	545
Proceeds from exercise of stock options	42,947	—	385	—	—	385
Net loss	—	—	—	—	(84,846)	(84,846)
Balance as of March 31, 2025	86,047,032	$9	$1,520,527	$527	$(1,306,004)	$215,059
Stock-based compensation expense	—	—	13,903	—	—	13,903
Unrealized loss on investments	—	—	—	(242)	—	(242)
Vesting of RSUs	417	—	—	—	—	—
Employee withholdings ESPP	—	—	468	—	—	468
Proceeds from exercise of stock options	11,628	—	83	—	—	83
Net loss	—	—	—	—	(71,847)	(71,847)
Balance as of June 30, 2025	86,059,077	$9	$1,534,981	$285	$(1,377,851)	$157,424

(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	84,826,632	$8	$1,456,370	$218	$(902,400)	$554,196
Stock purchase under ESPP	35,463	—	—	—	—	—
Stock-based compensation expense	—	—	8,899	—	—	8,899
Unrealized loss on investments	—	—	—	(974)	—	(974)
Vesting of RSUs	3,750	—	—	—	—	—
Employee withholdings ESPP	—	—	309	—	—	309
Proceeds from exercise of stock options	113,841	—	1,859	—	—	1,859
Net loss	—	—	—	—	(72,400)	(72,400)
Balance as of March 31, 2024	84,979,686	$8	$1,467,437	$(756)	$(974,800)	$491,889
Stock-based compensation expense	—	—	9,896	—	—	9,896
Unrealized loss on investments	—	—	—	(61)	—	(61)
Vesting of RSUs	1,603	—	—	—	—	—
Employee withholdings ESPP	—	—	237	—	—	237
Proceeds from exercise of stock options	47,340	—	439	—	—	439
Par value adjustment	—	1	—	—	—	1
Net loss	—	—	—	—	(68,063)	(68,063)
Balance as of June 30, 2024	85,028,629	$9	$1,478,009	$(817)	$(1,042,863)	$434,338

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,693)	$(140,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	6
Accretion of investments	(6,810)	(7,470)
Non-cash operating lease expense	393	486
Stock-based compensation	24,167	18,795
Amortization of debt issuance costs	167	—
Changes in operating assets and liabilities:
Accounts receivable	(11,852)	—
Inventory	(17,107)	—
Prepaid expenses and other assets	(4,778)	(890)
Collaboration (payable) receivable, net	(31,547)	(4,129)
Other receivable	6	(9,582)
Accounts payable	5,727	1,607
Accrued expenses and other liabilities	15,370	(13,553)
Net cash used in operating activities	(182,957)	(155,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(102,251)	(167,385)
Proceeds from sales and maturities of short-term investments	238,280	129,736
Net cash provided by (used in) investing activities	136,029	(37,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	1,013	546
Proceeds from stock option exercises	468	2,298
Net cash provided by financing activities	1,481	2,844
NET DECREASE CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(45,447)	(189,998)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	154,300	295,611
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$108,853	$105,613

The accompanying notes are an integral part of these consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. is a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved products and a robust slate of clinical development programs. We were incorporated in Delaware in 2005. We have operations in New York, NY, and we operate in one segment. References in these notes to consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 contained in the Company’s annual report on Form 10-K, filed with the SEC on March 3, 2025.

In 2011, the Company established a wholly owned subsidiary in the United Kingdom, which the Company dissolved in June 2024. In 2014, the Company established a wholly owned U.S. subsidiary, which the Company dissolved in July 2025. In 2021, the Company established a wholly owned subsidiary in the Netherlands. To date, there have been no material activities for these entities. All intercompany balances and transactions have been eliminated in consolidation.

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

Income taxes

In accordance with Topic ASC 270, Interim Reporting, and Topic ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2025 and December 31, 2024, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

Collaboration revenue, net

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

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, the Company will recognize its share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. The Company’s share of net profits in connection with commercialization of products will be presented as “Collaboration revenue, net” and its share of net losses will be presented as “Collaboration loss” within operating expenses. The year to date "Collaboration revenue, net" or "Collaboration loss" will be presented as the net cumulative amount for all periods reported on in the financial statements. The Company will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

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

For the three months ended June 30, 2025, the Company has recognized collaboration revenue of $9.4 million. As of June 30, 2025, the Company has recorded approximately $16.6 million as a collaboration receivable due from Incyte related to the Collaboration revenue and the Company’s development and pre-commercialization costs under the Incyte Agreements and has recorded approximately $4.3 million as a collaboration payable due to Incyte for development and pre-commercialization costs incurred by Incyte as of June 30, 2025. R&D expense and cost offset are recorded as part of operating expenses. The Company’s share of Collaboration profit or loss is based on net sales of Niktimvo and the collaborative commercialization expenses.

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

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. In the three months ended June 30, 2025 the Company the submitted an supplemental New Drug Application (sNDA) to the U.S. FDA for a second indication for Revuforj. As a result, an expense of $5.0 million was recognized under the Vitae License agreement for the successful completion of the first pivotal trial of a second indication for Revuforj. Since the inception of the agreement, we have recognized, in the aggregate, $31.0 million of expense for the achievement of development and regulatory milestones. AbbVie is eligible to receive up to $68.0 million of additional future contingent development and regulatory milestones. The Company has not recognized any expense for the achievement of sales-based milestones since the inception of the agreement.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. In the first quarter of 2025, the Company paid a $10.0 million milestone as a result of the first patient dosed in a Phase III Study with the licensed compound in a combination with another agent for any indication. Since the inception of the agreement, we have recognized in the aggregate, $41.0 million of expense for the achievement of development and regulatory milestones. UCB is eligible to receive up to $78.5 million of additional future contingent development and regulatory milestones. The Company has not recognized any expense for the achievement of sales-based milestones since the inception of the agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(71,847)	$(68,063)	$(156,693)	$(140,463)
Net loss attributable to common stockholders—basic and diluted	$(71,847)	$(68,063)	$(156,693)	$(140,463)
Net loss per share attributable to common stockholders—basic and diluted	$(0.83)	$(0.80)	$(1.82)	$(1.65)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	86,337,237	85,274,829	86,255,020	85,244,015

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2025	2024
Options to purchase common stock	13,933,003	12,226,274
Employee Stock Purchase Plan	88,999	29,426
Non-vested restricted stock units (RSUs)	2,577,678	1,486,146

For additional information related to the Company’s common stock see Note 12 — Stock Based Compensation.

6. Other Receivables

In April 2024, entinostat received marketing approval in China. As a result the Company recorded $3.5 million of milestone revenue in 2024. As of June 30, 2025, the Company recorded a $3.6 million milestone receivable related to achieved milestones under the license agreement with Eddingpharm. Full payment of the receivable is expected by December 2026.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2025
Assets:
Cash and cash equivalents	$108,636	$108,636	$—	$—
Short-term investments	346,597	—	346,597	—
Long-term investments	62,627	—	62,627	—
Total assets	$517,860	$108,636	$409,224	$—
December 31, 2024
Assets:
Cash and cash equivalents	$154,083	$129,187	$24,896	$—
Short-term investments	418,801	—	418,801	—
Long-term investments	119,520	—	119,520	—
Total assets	$692,404	$129,187	$563,217	$—

There have been no material impairments of our assets measured and carried at fair value during the periods ended June 30, 2025 and 2024. In addition, there have been no changes in valuation techniques during the periods ended June 30, 2025 and 2024. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of June 30, 2025, the remaining contractual maturities of the available-for-sale securities were 1 to 16 months, and the balance in the Company’s accumulated other comprehensive gain was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and six months ended June 30, 2025 and 2024. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2025
Commercial paper	$215,379	$—	$(23)	$215,356
Corporate bonds	24,639	38	—	24,677
US Treasury	168,924	267	—	169,191
	$408,942	$305	$(23)	$409,224
December 31, 2024
Commercial paper	$263,952	$—	$(56)	$263,896
Corporate bonds	40,261	—	—	40,261
US Treasury	233,945	219	—	234,164
	$538,158	$219	$(56)	$538,321

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$1,788	$1,276
Interest receivable on investments	2,025	2,634
Prepaid subscription	1,471	1,605
Prepaid state and local taxes	359	298
Prepaid rent	18	107
Prepaid inventory	2,742	2,009
Other	1,472	612
Total prepaid expenses and other current assets	$9,875	$8,541

9. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$14,175	$—
Work-in-process	1,275	330
Finished goods	2,246	36
Total Inventory	$17,696	$366

Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Product revenue allowances	$5,204	$849
Accrued clinical study and trial costs	21,203	23,869
Accrued selling, general, and administrative costs	5,582	4,258
Accrued compensation and related costs	14,505	14,477
Accrued professional fees	—	385
Accrued milestone costs	5,000	10,600
Accrued royalty interest expense	18,954	4,930
Other	618	421
Total accrued expenses and other current liabilities	$71,066	$59,789

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

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as a liability under Topic ASC 470, Borrower’s Accounting for Debt Modifications. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. The debt is allocated on the balance sheet as short term and long term. The short term portion represents the royalty payments owed over the next 12 months. The long term portion is recorded on the balance sheet as net of issuance costs. Issuance costs pursuant to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the period ended June 30, 2025, the Company estimated an effective annual interest rate of approximately 9.08%. Over the course of the Purchase and Sale agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. For the three months ended June 30, 2025, the Company recognized interest expense of $15.9 million related to the Purchase and Sale Agreement.

	June 30, 2025	December 31, 2024
Current portion of royalty interest financing liability	$19,435	$12,116
Royalty interest financing liability, less current portion	330,565	337,884
Debt issuance costs	(6,152)	(6,319)
Total royalty interest financing liability, net	$343,848	$343,681

12. Stock-Based Compensation

In January 2025, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,427,778 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. Additionally in July 2024 and in December 2024, the Company’s board of directors approved increases of 500,000 shares and 1,200,000 shares, respectively, of common stock available for issuance under the Company’s 2023 Inducement Plan, or the Inducement Plan.

As of June 30, 2025, there were 4,781,319 shares of common stock available for issuance under the 2015 Plan and 966,200 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development	$4,196	$4,318	$7,864	$8,461
Selling, general and administrative	9,591	5,578	16,303	10,334
Total	$13,787	$9,896	$24,167	$18,795

Compensation expense by type of award in the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock options	$8,707	$7,801	$16,392	$14,985
RSUs	4,757	1,999	7,332	3,616
ESPP	323	96	443	194
Total	$13,787	$9,896	$24,167	$18,795

In addition, stock-based compensation expense of $0.2 million was capitalized to inventory as of June 30, 2025, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.

As of June 30, 2025, there were $92.2 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the Inducement Plan, 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.57 years.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement plan. For the three and six months ended June 30, 2025, the Company made $0.3 million and $2.6 million of contributions to the plan, respectively. For the three and six months ended June 30, 2024, the Company made $0.6 million and $2.1 million of contributions to the plan, respectively. The Company’s contributions are made in cash.

13. Stockholders’ Equity

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of June 30, 2025, 285,714 pre-funded warrants were issued and outstanding.

14. Commitments and Contingencies

License Agreements

The Company is obligated to pay royalties pursuant to the Vitae License Agreement and the UCB License Agreement as a percentage of net product sales for direct licensed products, such as Revuforj and Niktimvo. The obligation to pay royalties expires, on a country-by-country basis and licensed product-by-licensed product basis at the later of (i) the expiration of all of the licensed patent rights in such country; (ii) the expiration of all regulatory exclusivity applicable to the product in such country; and (iii) 10 years from the date of the first commercial sale of the product in such country. These fees were recorded as cost of product sales.

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2025.

15. Segment Reporting

The Company manages its business activities on a consolidated basis and operate as a single operating and reportable segment: Syndax Pharmaceuticals. The Company primarily derives revenue in the United States through milestone revenue and product sales on the approved products, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr). The accounting policies of the segment are the same as those described in Note 3 – Summary of Significant Accounting Policies.

To assess performance, the Company’s Chief Operating Decision Maker, or CODM, Michael Metzger, uses consolidated net loss as the segment’s measure of segment profit or loss. The CODM uses net loss in the budget and forecasting process and considers budget-to actual variances on a quarterly bases when making decisions about the allocation of operating and capital resources.

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
June 30, 2025
Total Revenue	$37,958	$3,500	$57,753	$3,500
Less: Significant and other segment expenses
Cost of product sales	1,279	—	2,164	—
Research and development expenses
Revumenib-related costs	28,155	20,439	48,960	51,880
Axatilimab-related costs	9,053	8,503	28,764	14,104
Other R&D programs	1,826	534	2,747	1,500
Personnel cost and other expenses	18,997	14,861	35,528	29,202
General and administrative expenses
Commercial-related expenses	9,914	7,560	20,739	13,392
Personnel cost and other expenses	19,307	4,153	38,389	8,258
Other SG&A expenses	4,993	11,770	9,405	20,099
Stock-based compensation	13,787	9,896	24,167	18,795
Royalty interest expense	7,854	—	15,903	—
Interest expense (income), net	(5,946)	(6,239)	(13,127)	(13,440)
Other expense, net	586	86	807	173
Segment net loss	$(71,847)	$(68,063)	$(156,693)	$(140,463)

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

Company Overview

We are a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved products, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr), and a robust slate of clinical development programs. Revuforj is our first-in-class menin inhibitor that was approved by the U.S. Food and Drug Administration, or FDA, in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year old and older. In April 2025, we completed the submission of a supplemental New Drug Application, or sNDA, for revumenib as a treatment for R/R acute myeloid leukemia, or AML, with a nucleophosmin 1 mutation, or mNPM1, based on the positive pivotal data from our AUGMENT-101 trial. In June 2025, the FDA granted Priority Review to our sNDA and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of October 25, 2025. We are also studying revumenib in combination with standard-of-care agents in mNPM1 AML or KMT2A-rearranged acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, we are exploring the use of revumenib as a treatment in solid tumors, specifically its activity in metastatic colorectal cancer. Niktimvo is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard-of-care therapies, as well for the treatment of idiopathic pulmonary fibrosis, or IPF. We plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline.

We have begun generating product revenue from sales of Revuforj and collaboration revenue from sales of Niktimvo and plan to continue to leverage the technical and business expertise of our management team and scientific collaborators to license, acquire and develop additional therapeutics to expand our pipeline. We continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2025 and 2024, we reported a net loss of $71.8 million and $68.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.4 billion. As of June 30, 2025, we had cash, cash equivalents and short- and long-term investments of $517.9 million.

Business Update

Revuforj® (revumenib)

•
Revuforj achieved $28.6 million in net revenue in the second quarter of 2025, representing a 43% increase over the first quarter of 2025. Revuforj was launched in the U.S. in November 2024 for the treatment of R/R acute leukemia with a KMT2A translocation in adult and pediatric patients one year and older.
•
Announced that the FDA granted Priority Review to the Company’s sNDA for Revuforj for the treatment of R/R mNPM1 AML. The sNDA is being reviewed under the FDA's Real-Time Oncology Review program and has been assigned a PDUFA target action date of October 25, 2025.
•
Presented new Revuforj data in R/R mNPM1 AML and R/R NUP98-rearranged, or NUP98r, AML from the AUGMENT-101 trial at the European Hematology Association, or EHA, Annual Congress Meeting in June 2025.
•
Additional results from all efficacy-evaluable R/R mNPM1 AML patients in the pivotal Phase 2 portion of the AUGMENT-101 trial of revumenib (n=77) show an overall response rate, or ORR of 48% (37/77). The complete remission, or CR, plus complete remission with partial hematologic recovery, or CRh, rate was 26% (20/77). Median duration of CR/CRh response was 4.7 months. Among patients with CR/CRh assessed for measurable residual disease, or MRD, 63% (12/19) were MRD negative. Subpopulation analysis showed that a median overall survival, or OS, of 23.3 months (95% CI: 8.4-NR) was observed among the 37 patients who achieved an overall response, based on a Kaplan-Meier estimate from this single-arm trial.
•
Among patients with R/R NUP98r AML included in the Phase 1 portion of AUGMENT-101, the ORR was 60% (3/5). One patient who proceeded to transplant resumed revumenib post-transplant and was in maintenance cycle 10 as of the data cutoff date. The safety profile of revumenib in patients with R/R NUP98r AML was consistent with previous reports observed in KMT2Ar or mNPM1 AML.

•
Published pivotal data from patients with R/R mNPM1 AML in the Phase 2 portion of the AUGMENT-101 trial in the journal Blood in May 2025. The results published from the primary efficacy analysis (n=64) are consistent with the data presented at the EHA Annual Congress Meeting in June 2025 from the larger efficacy-evaluable population (n=77).
•
Multiple trials evaluating revumenib in mNPM1 and KMT2Ar acute leukemia across the treatment landscape are ongoing. These trials include:
•
EVOLVE-2: A pivotal, Phase 3, randomized, double-blind, placebo-controlled trial evaluating revumenib in combination with venetoclax and azacitidine in newly diagnosed mNPM1 AML patients who are unfit for intensive chemotherapy. The trial is being conducted in collaboration with the HOVON network, a leading cooperative clinical trial group with extensive experience studying novel therapies for hematologic malignancies.
•
BEAT AML: A Phase 1 trial evaluating the combination of revumenib with venetoclax and azacitidine in newly diagnosed older adults (≥60 years) with mNPM1 or KMT2Ar AML. The trial is being conducted as part of the Leukemia & Lymphoma Society's Beat AML® Master Clinical Trial. Updated data that showed a 67% (29/43) CR rate and 100% (37/37) flow-MRD negativity rate among evaluable responders were published in the Journal of Clinical Oncology and simultaneously presented in an oral presentation at the EHA Annual Congress Meeting in June 2025.
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
•
Intensive chemotherapy: A Phase 1 trial evaluating the combination of revumenib with intensive chemotherapy (7+3) followed by revumenib maintenance treatment in newly diagnosed mNPM1 or KMT2Ar acute leukemia patients. The Company expects to report data in the fourth quarter of 2025 supporting pivotal dose selection.
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
•
Start-up activities are underway for two trials, known as the REVEAL trials, that will evaluate revumenib in combination with standard of care regimens in newly diagnosed acute leukemia patients with mNPM1 or KMT2A-rearranged AML who are fit to receive intensive chemotherapy, with trial initiation expected in the fourth quarter of 2025.
•
The Company is evaluating revumenib in patients with R/R metastatic microsatellite stable (MSS) colorectal cancer (CRC). The Company expects to report data from the trial by the end of 2025.

Niktimvo™ (axatilimab-csfr)

•
Niktimvo achieved $36.2 million in net revenue in the second quarter of 2025, the first full quarter of the U.S. launch, representing significant growth compared to the $13.6 million in net revenue in the first quarter of 2025. Niktimvo was launched in the U.S. in late January 2025 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). Syndax and Incyte are co-commercializing Niktimvo. Syndax records 50% of the Niktimvo net commercial profit/loss, defined as net product revenue minus the cost of sales and commercial expenses. For the second quarter of 2025, Syndax’s share of the Niktimvo product contribution, reported as Collaboration revenue, was $9.4 million.
•
Presented data at the EHA Annual Congress Meeting in June 2025 highlighting the robust and rapid responses observed in different organs and subgroups of patients with cGVHD in the pivotal AGAVE-201 trial that supported the FDA approval of Niktimvo.

•
Two trials evaluating axatilimab in combination with standard of care therapies in newly diagnosed cGVHD patients are ongoing, including:
•
A Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients ≥ 12 years of age with newly diagnosed cGVHD.
•
A pivotal Phase 3, randomized, double-blind, placebo-controlled, multi-center trial of axatilimab in combination with corticosteroids in patients ≥ 12 years of age with newly diagnosed cGVHD.
•
Enrollment is ongoing in MAXPIRe, a Phase 2, 26-week randomized, double-blinded, placebo-controlled trial of axatilimab on top of standard of care in patients with idiopathic pulmonary fibrosis (IPF). The Company expects to complete enrollment in the trial in the fourth quarter of 2025 with topline data anticipated in the second half of 2026.

Corporate Updates

•
In May 2025, the Company announced the appointment of Dr. Nick Botwood as Head of Research and Development and Chief Medical Officer. Dr. Botwood brings 25 years of industry experience leading drug development, R&D strategy, and global commercialization of novel oncology therapeutics.
•
In June 2025, the Company announced the resignation of William Meury from its Board of Directors after seven years of service due to his acceptance of the role of President and Chief Executive Officer and a member of the Board of Directors at Incyte, the Company’s collaboration partner for Niktimvo.

Financial Operations Overview

Product Revenue, net

Our second FDA-approved product, Revuforj, was approved by the FDA for commercial sale in the U.S. on November 15, 2024. In accordance with GAAP, we determine net product revenue for Revuforj, with specific assumptions for variable consideration components including, but not limited to, trade discounts and allowances, co-pay assistance programs and payor rebates.

We generated no product revenue during the three and six months ended June 30, 2024.

Collaboration revenue, net

In September 2021, we entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte covering the worldwide development and commercialization of axatilimab. In August 2024, the FDA approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs).

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, we will recognize its 50% share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. Our share of net profits in connection with commercialization of Niktimvo will be presented as “Collaboration revenue, net” and our share of net losses will be presented as “Collaboration loss” within operating expenses. Collaboration revenue or expense is made up of our share of the 50% profit with Incyte. We record collaboration revenue net of commercial expenses. We will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

Cost of Product Sales

Our cost of product sales includes the cost of goods sold and royalties associated with Revuforj and Niktimvo sales in the United States.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
	(In thousands)			(In thousands)
Revenue:
Product revenue, net	$28,600	$—	$28,600	$48,642	$—	48,642
Collaboration revenue, net	9,358	—	9,358	9,111	—	9,111
Milestone and license revenue	—	3,500	(3,500)	—	3,500	(3,500)
Total revenues	37,958	3,500	34,458	57,753	3,500	54,253
Operating expenses:
Cost of goods sold	$1,279	$—	$1,279	$2,164	$—	2,164
Research and development	62,227	48,655	13,572	123,863	105,147	18,716
Selling, general and administrative	43,805	29,061	14,744	84,836	52,083	32,753
Total operating expenses	107,311	77,716	29,595	210,863	157,230	53,633
Loss from operations	(69,353)	(74,216)	(4,863)	(153,110)	(153,730)	(620)
Other income (expense), net:
Royalty interest expense	(7,854)	—	(7,854)	(15,903)	—	(15,903)
Other interest expense	(4)	(45)	41	(6)	(100)	94
Interest income	5,950	6,284	(334)	13,133	13,540	(407)
Other expense	(586)	(86)	(500)	(807)	(173)	(634)
Total other income (expense), net	(2,494)	6,153	(8,647)	(3,583)	13,267	(16,850)
Net loss	$(71,847)	$(68,063)	$3,784	$(156,693)	$(140,463)	$16,230

Product Revenue, net

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions. Product revenue, net from sales of Revuforj was $28.6 million and $48.6 million for the three and six months ended June 30, 2025, respectively.

Collaboration Revenue, net

In February 2025, we began to generate sales of Niktimvo in the United States in collaboration with our partner, Incyte. Our Collaboration revenue, net was $9.4 million for the three months ended June 30, 2025. Our Collaboration revenue, net was $9.1 million for the six months ended June 30, 2025, as it includes the $0.2 million of Collaboration loss recognized in the first quarter.

Cost of Product Sales

Our cost of product sales were $1.3 million and $2.2 million for the three and six months ended June 30, 2025, respectively, resulting from increased sales of Revuforj and Niktimvo.

Research and Development

The following table summarizes the research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
	(In thousands)			(In thousands)
Revumenib-related costs	$28,156	$20,439	$7,717	$48,960	$51,880	$(2,920)
Axatilimab-related costs	9,053	8,503	550	28,764	14,104	14,660
Other research and development programs	1,789	534	1,255	2,747	1,500	1,247
Personnel cost and other expenses	19,033	14,861	4,172	35,528	29,202	6,326
Stock-based compensation	4,196	4,318	(122)	7,864	8,461	(597)
Total research and development expenses	$62,227	$48,655	$13,572	$123,863	$105,147	$18,716

For the three and six months ended June 30, 2025, our total research and development expenses increased $13.6 million and $18.7 million, respectively, from the comparable prior year period. The increases were primarily due to:

•
An increase in revumenib-related costs, primarily driven by multiple trials evaluating revumenib in mNPM1 and KMT2Ar acute leukemia, ongoing medical affairs activities supporting Revuforj, and a $5.0 million milestone expense in the second quarter of 2025 recognized as a result of an sNDA submission; partially offset by a decrease in CMC expense due to the capitalization of inventory for commercial use.
•
An increase in axatilimab-related costs driven by the ongoing IPF trial, the frontline cGVHD combination trial with ruxolitinib for the three and six months ended June 30, 2025. For the six months ended June 30, 2025, the increase was of also driven by a $10 million milestone expense in the first quarter of 2025, as a result of the first patient dosed in a Phase III study with the compound in combination with another agent for any indication.
•
An increase in personnel costs and stock-based compensation to support on-going clinical trials and, sNDA and medical affairs activities in support of commercialization.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		$2025	2024	$
	(In thousands)			(In thousands)
Commercial related expenses	$9,874	$7,560	$2,314	$20,739	$13,392	$7,347
Other selling, general and administrative expenses	5,034	4,153	881	9,405	8,258	1,147
Personnel cost and other expenses	19,306	11,770	7,536	38,389	20,099	18,290
Stock-based compensation	9,591	5,578	4,013	16,303	10,334	5,969
Total selling, general and administrative expenses	$43,805	$29,061	$14,744	$84,836	$52,083	$32,753

For the three and six months ended June 30, 2025, our total selling, general and administrative expenses increased $14.7 million and $32.8 million, respectively, from the comparable prior year period. The increases were primarily due to:

•
An increase in commercial-related costs driven by ongoing commercialization activities for Revuforj and Niktimvo.
•
An increase in personnel costs and stock-based compensation to support the commercialization of Revuforj and Niktimvo, primarily related to an increase in headcount.

Royalty Interest Expense

For the three and six months ended June 30, 2025, royalty interest expense increased due to the interest expense recognized related to the Royalty Pharma Purchase and Sale Agreement signed in November 2024.

Other Interest Expense

For the three and six months ended June 30, 2025, other interest expense decreased from the comparable period due to less interest expense recognized related to capital leases.

Interest Income

For the three and six months ended June 30, 2025, interest income decreased from the comparable period. The decrease of interest income was primarily due to the fluctuation of interest rates and average balance of cash equivalents and short and long-term investments.

Other Expense

For the three and six months ended June 30, 2025, other expense increased from the comparable period primarily related to the current period amortization of debt issuance costs related to the Royalty Pharma Purchase and Sale Agreement.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash used in operating activities	$(182,957)	$(155,193)
Net cash provided by (used in) investing activities	136,029	(37,649)
Net cash provided by financing activities	1,481	2,844
Net decrease cash, cash equivalents and restricted cash	$(45,447)	$(189,998)

Net Cash Used in Operating Activities

Net cash used in operating activities increased from $155.2 million for the six months ended June 30, 2024 to $183.0 million for the six months ended June 30, 2025, primarily due to an increase in operating net loss, accounts receivable, and inventory, and decreases in prepaid expenses, and collaboration payables.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025, was $136.0 million and was related to $238.3 million from the maturities of available-for-sale securities, offset by the purchase of $102.3 million of available-for-sale securities.

Net cash used in investing activities for the six months ended June 30, 2024, was $37.6 million and was related to $129.7 million from the maturities of available-for-sale securities, offset by the purchase of $167.4 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, decreased by $1.4 million from the comparable prior year period primarily due to a decrease in proceeds from the exercise of stock options in the current period.

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

For additional details on our purchase and sale agreement with Royalty Pharma, see Note 11 - “Royalty Interest Financing Liability” to our consolidated financial statements in this Quarterly Report.

Future Funding Requirements

We believe that the combination of our available cash, cash equivalents, short-term and long-term investments as well as our expected Revuforj gross contribution and Niktimvo collaboration revenue is sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, commercialization costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our future capital requirements will depend on many factors, including:

•
our growth rate
•
the initiation, progress, timing, costs and results of clinical trials of our product candidates;
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

Although we have two FDA-approved products available for commercial sale in the U.S., we have not generated substantial product revenue to date. We believe that the combination of our available cash, cash equivalents, short-term and long-term investments as well as our expected Revuforj gross contribution and Niktimvo collaboration revenue is sufficient to fund our near-term existing and planned cash requirements. Until we generate substantial product revenue, we expect to finance our future cash needs through a combination of equity offerings, debt financings and additional funding from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity.

Our material contractual obligations and commitments as of June 30, 2025, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of June 30, 2025, we have $0.4 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of June 30, 2025, we had an accumulated deficit of $1.4 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple years. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and six months ended June 30, 2025, we did not sell any shares of common stock under the 2023 ATM Program. As of June 30, 2025, we had $157.9 million available under the 2023 ATM Program.

Significant Risks and Uncertainties

Unfavorable interest rates and geo-political unrest could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result, could negatively affect our operations and could make it difficult for us to obtain traditional financing on acceptable terms, if at all. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the return of a high inflationary environment could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, geopolitical tensions, including tariffs, the ongoing wars between Russia and Ukraine and Israel and Hamas as well as other conflicts in the Middle East, including between Israel and Hezbollah, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

Additionally, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of additional indications for our approved products; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements. See the section titled “Risk Factors” located elsewhere in this report for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $108.6 million, consisting of overnight investments, interest-bearing money market funds and commercial paper, and short and long-term investments of $346.6 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2025, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 3, 2025, and in “Part II, Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, or Q1 2025 Form 10-Q, filed with the SEC on May 5, 2025, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2024 Form 10-K and Q1 2025 Form 10-Q is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2024 Form 10-K and Q1 2025 Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2024 Form 10-K and Q1 2025 Form 10-Q.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

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

10.1

Executive Employment Agreement by and between the Company and Dr. Nicholas Botwood, dated as of May 12, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on May 16, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Date: August 4, 2025

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)