Form 10-Q
period 2026-03-31
Syndax Pharmaceuticals Inc
filed 2026-04-30
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 28, 2026, there were 88,610,027 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

g

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

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
•
our expectations regarding the potential safety, efficacy or clinical utility of our products and product candidates as well as the potential use of our products and product candidates to treat various cancer indications and fibrotic diseases;
•
our ability to obtain and maintain regulatory approval for our products and product candidates and the timing or likelihood of regulatory filings and approvals for such candidates;
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
•
the scope of protection we establish and maintain for intellectual property rights covering our products, product candidates and our technology;
•
the market adoption of REVUFORJ® (revumenib) and NIKTIMVO™ (axatilimab-csfr) and our other product candidates by physicians and patients;
•
developments relating to our competitors and our industry; and
•
the impact of geopolitical actions, including tariffs, wars or terrorism or the perception that hostilities may be imminent, adverse global economic conditions, terrorism, public health crises, funding shortages at governmental and regulatory agencies on which we rely, or natural disasters on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business.

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

ii

c

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$130,893	$134,930
Short-term investments	221,171	259,140
Accounts receivable	38,116	37,996
Inventory, net	34,948	32,754
Short-term deposits	9,175	19,616
Other receivables, net	267	6,404
Collaboration receivable, net	20,507	23,745
Prepaid expenses and other current assets	16,100	13,496
Total current assets	471,177	528,081
Property and equipment, net	177	181
Right-of-use asset, net	1,212	1,342
Restricted cash	102	102
Total assets	$472,668	$529,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,843	$16,580
Accrued expenses and other current liabilities	74,843	103,064
Current portion of right-of-use liability	487	470
Current portion of capital lease	1	2
Total current liabilities	86,174	120,116
Long-term liabilities:
Royalty interest financing liability, less current portion	343,965	343,909
Right-of-use liability, less current portion	907	1,051
Total long-term liabilities	344,872	344,960
Total liabilities	431,046	465,076
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 88,543,881 and 87,405,979 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,590,855	1,570,749
Accumulated other comprehensive gain	11	452
Accumulated deficit	(1,549,253)	(1,506,580)
Total stockholders’ equity	41,622	64,630
Total liabilities and stockholders’ equity	$472,668	$529,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$48,923	$20,042
Collaboration revenue, net	15,941	—
Total revenues	64,864	20,042
Operating expenses:
Cost of product sales	$2,633	$885
Research and development	58,845	61,636
Selling, general and administrative	37,588	41,031
Collaboration loss	—	247
Total operating expenses	99,066	103,799
Loss from operations	(34,202)	(83,757)
Other (expense) income, net:
Royalty interest expense	(11,846)	(8,049)
Other interest expense	—	(2)
Interest income	3,561	7,183
Other expense	(186)	(221)
Total other (expense) income, net	(8,471)	(1,089)
Net loss	$(42,673)	$(84,846)
Other Comprehensive loss:
Unrealized (loss) gain on marketable securities	(441)	364
Other Comprehensive loss	(43,114)	(84,482)
Net loss per share:
Basic and diluted loss per share attributable to common stockholders	$(0.48)	$(0.98)
Weighted-average common shares used in calculating:
Basic and diluted loss per share attributable to common stockholders	88,255,636	86,171,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

Three months ended March 31, 2026
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	87,405,979	$9	1,570,749	452	(1,506,580)	64,630
Stock-based compensation expense	—	—	12,188	—	—	12,188
Unrealized loss on investments	—		—	(441)	—	(441)
Stock purchase under ESPP	120,458	—	—	—	—	—
Employee withholdings ESPP	—	—	458	—	—	458
Vesting of RSUs	506,135	—	—	—	—	—
Proceeds from exercise of stock options	511,309	—	7,460	—	—	7,460
Net loss	—	—	—	—	(42,673)	(42,673)
Balance as of March 31, 2026	88,543,881	$9	$1,590,855	$11	$(1,549,253)	$41,622

Three months ended March 31, 2025
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2024	85,694,443	$9	$1,509,110	$163	$(1,221,158)	$288,124
Stock purchase under ESPP	104,115	—	—	—	—	—
Stock-based compensation expense	—	—	10,487	—	—	10,487
Unrealized gain on investments	—	—	—	364	—	364
Vesting of RSUs	205,527	—	—	—	—	—
Employee withholdings ESPP	—	—	545	—	—	545
Proceeds from exercise of stock options	42,947	—	385	—	—	385
Net loss	—	—	—	—	(84,846)	(84,846)
Balance as of March 31, 2025	86,047,032	9	1,520,527	527	(1,306,004)	215,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,673)	$(84,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	—
Accretion of investments	(862)	(3,599)
Non-cash operating lease expense	130	221
Stock-based compensation	12,054	10,380
Amortization of debt issuance costs	56	112
Changes in operating assets and liabilities:
Accounts receivable, net	(120)	(8,120)
Inventory, net	(2,060)	(4,191)
Prepaid expenses and other assets	7,837	5,992
Collaboration receivable (payable), net	3,238	(7,044)
Other receivable	6,137	45
Accounts payable	(5,737)	(1,579)
Accrued expenses and other liabilities	(28,349)	(2,533)
Net cash used in operating activities	(50,345)	(95,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short and long-term investments	(39,387)	(10,538)
Proceeds from sales and maturities of short-term investments	77,777	104,680
Net cash provided by investing activities	38,390	94,142
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan	458	545
Proceeds from stock option exercises	7,460	385
Net cash provided by financing activities	7,918	930
NET DECREASE CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,037)	(90)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	135,032	154,300
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$130,995	$154,210

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026.

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

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and the notes thereto are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 26, 2026. Since the date of filing, there have been no material changes to the Company’s significant accounting policies, except as noted below.

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

Income taxes

In accordance with Topic ASC 270, Interim Reporting, and Topic ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2026 and December 31, 2025, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying unaudited consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Among other items, the requirements include expanded disclosures around employee compensation and selling expenses. ASU 2024-03 will be effective for the Company for the year ending December 31, 2027. The Company is still evaluating the impact of this new guidance on its unaudited consolidated financial statements but expects the adoption to result in disclosure changes only.

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

In August 2024, the FDA approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). As a result of the approval of Niktimvo, the Company earned a revenue milestone of $12.5 million, which was received in the third quarter of 2024. Upon the achievement of $150.0 million in net sales of Niktimvo, the Company recognized a $5.0 million milestone receivable in the fourth quarter of 2025, which was received in the first quarter of 2026.

For the three months ended March 31, 2026, the Company has recognized collaboration revenue of $15.9 million. For the three months ended March 31, 2025, the Company recognized $0.2 million of collaboration loss. As of March 31, 2026, the Company has recorded approximately $24.7 million as a collaboration receivable due from Incyte related to the Company's portion of the profit share, commercialization and development costs under the Incyte Agreements and has recorded approximately $4.2 million as a collaboration payable due to Incyte for development and commercialization costs incurred by Incyte. The Company’s share of collaboration profit or loss is based on net sales of Niktimvo and the collaborative commercialization expenses.

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

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the inception of the Vitae License Agreement, the Company achieved certain development and regulatory milestones resulting in $38.0 million in expense, which includes an $18.0 million milestone expense in 2024 and a $12.0 million expense in 2025, related to the submission of a supplemental New Drug Application, or sNDA, for Revuforj and the first United States sale of Revuforj in its second indication.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $41.0 million as research and development expense, which includes a $15.0 million milestone paid during the third quarter of 2024 upon the approval of Niktimvo and a $10 million milestone recognized in the first quarter of 2025 for the first patient dosed in a Phase III study with the compound in a combination with another agent. The Company also recognized a $10.0 million commercial milestone expense in the fourth quarter of 2025 upon the achievement of $150.0 million in net sales of Niktimvo.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(42,673)	$(84,846)
Net loss attributable to common stockholders—basic and diluted	$(42,673)	$(84,846)
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.98)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	88,255,636	86,171,889

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	March 31,
	2026	2025
Options to purchase common stock	13,949,602	13,528,527
Employee Stock Purchase Plan	59,058	25,663
Non-vested restricted stock units (RSUs)	3,434,449	2,593,981

For additional information related to the Company’s common stock see Note 13 — Stock Based Compensation.

6. Other Receivables, net

In April 2024, entinostat received marketing approval in China, and as a result, the Company recorded $3.5 million of milestone revenue in 2024. The Company had recorded a $3.7 million receivable related to milestones (plus accrued interest) under the license agreement with Eddingpharm in 2025, which remains outstanding as of March 31, 2026. As the receivable remains outstanding, and the Company has assessed the amount as non-recoverable, the Company recorded a full reserve against the asset as a selling, general and administrative expense in 2025.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2026
Assets:
Cash equivalents	$130,643	$130,643	$—	$—
Short-term investments	221,171	—	221,171	—
Total assets	$351,814	$130,643	$221,171	$—
December 31, 2025
Assets:
Cash equivalents	$115,358	$115,358	$—	$—
Short-term investments	259,140	—	$259,140	—
Total assets	$374,498	$115,358	$259,140	$—

There have been no material impairments of our assets measured and carried at fair value during the periods ended March 31, 2026 and 2025. In addition, there have been no changes in valuation techniques during the periods ended March 31, 2026 and 2025. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of March 31, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 10 months, and the balance in the Company’s accumulated other comprehensive gain was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three months ended March 31, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2026
Commercial paper	$81,615		$(100)	$81,515
Corporate bonds	21,448		(8)	21,440
US Treasury	118,097	119		118,216
	$221,160	$119	$(108)	$221,171
December 31, 2025
Commercial paper	$86,066	$15	$—	$86,081
Corporate bonds	28,227	30	—	28,257
US Treasury	144,395	407	—	144,802
	$258,688	$452	$—	$259,140

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	980	1,590
Interest receivable on investments	1,803	2,146
Prepaid subscriptions	2,088	2,221
Prepaid state and local taxes	—	13
Prepaid rent	54	55
Prepaid inventory	8,904	6,252
Other	2,271	1,219
Total prepaid expenses and other current assets	$16,100	$13,496

9. Inventory, net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$30,695	$29,027
Work-in-process	2,869	2,112
Finished goods	1,384	1,615
Total Inventory, net	$34,948	$32,754

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

10. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Equipment	$271	$271
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	34
Total property and equipment	606	606
Accumulated depreciation	(429)	(425)
Property and equipment, net	$177	$181

Depreciation expense was $4,000 for the three months ended March 31, 2026. There was no depreciation expense for the three months ended March 31, 2025.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Product revenue allowances	$10,108	$9,810
Accrued clinical study and trial costs	14,698	18,977
Accrued selling, general, and administrative costs	4,857	6,316
Accrued compensation and related costs	6,820	24,352
Accrued milestone costs	—	10,000
Accrued royalty payable	7,461	7,372
Accrued interest - royalty interest financing	29,629	25,516
Other	1,270	721
Total accrued expenses and other current liabilities	$74,843	$103,064

12. Royalty Interest Financing Liability

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

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as a liability under Topic ASC 470, Borrower’s Accounting for Debt Modifications. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. Issuance costs pursuant to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the period ended March 31, 2026, the Company estimated an effective annual interest rate of approximately 13.02%. Over the course of the Purchase and Sale Agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. For the three months ended March 31, 2026, the Company recognized royalty interest expense of $11.8 million, related to the Purchase and Sale Agreement. The Company made $7.7 million of payments on the Purchase and Sale Agreement during the period ended March 31, 2026.

	March 31,	December 31,
	2026	2025
Current portion of royalty interest financing liability	$—	$—
Royalty interest financing liability, less current portion	350,000	350,000
Debt issuance costs	(6,035)	(6,091)
Total royalty interest financing liability, net	$343,965	$343,909

13. Stock-Based Compensation

In January 2026, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,496,239 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. In March 2026, the 2015 Plan expired.

As of March 31, 2026, there were 754,528 shares of common stock available for issuance under the Inducement Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the consolidated statements of comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025

Research and development	$4,027	$3,668
Selling, general and administrative	8,026	6,712
Total	$12,053	$10,380

Compensation expense by type of award in the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025

Stock options	$7,561	$7,685
RSUs	4,281	2,575
ESPP	211	120
Total	$12,053	$10,380

In addition, stock-based compensation expense of $0.1 million was capitalized to inventory as of March 31, 2026 and 2025, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.

As of March 31, 2026, there were $113.5 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the Inducement Plan, 2015 Plan and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.72 years.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement plan. For the three months ended March 31, 2026 and 2025, the Company made $2.5 million and $2.3 million of contributions to the plan, respectively. The Company’s contributions are made in cash.

14. Stockholders’ Equity

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of March 31, 2026, 285,714 pre-funded warrants were issued and outstanding.

15. Commitments and Contingencies

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

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2026.

16. Segment Reporting

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

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Three Months Ended March 31,
	2026	2025
March 31, 2026
Total Revenue	$64,864	$20,042
Less: Significant and other segment expenses
Cost of product sales	2,633	885
Collaboration loss	-	247
Research and development expenses
Revumenib-related costs	25,725	20,805
Axatilimab-related costs	9,633	19,711
Other R&D programs	162	921
Personnel cost and other expenses	19,298	16,531
General and administrative expenses
Commercial related expenses	7,721	10,825
Personnel cost and other expenses	16,701	19,082
Other SG&A expenses	5,140	4,412
Stock-based compensation	12,053	10,380
Royalty interest expense	11,846	8,049
Interest expense (income), net	(3,561)	(7,181)
Other expense, net	186	221
Segment net loss	$(42,673)	$(84,846)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 26, 2026.

Company Overview

We are a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved medicines, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr), and a robust slate of clinical development programs.

Revuforj is our first-in-class menin inhibitor that was approved by the U.S. Food and Drug Administration, or FDA, in November 2024 for the treatment of relapsed or refractory, or R/R, acute leukemia with a lysine methyltransferase 2A gene, or KMT2A, translocation in adult and pediatric patients one year and older. In October 2025, Revuforj received a second approval from the FDA for the treatment of R/R acute myeloid leukemia, or AML, with a susceptible nucleophosmin 1 mutation, or NPM1m, in adult and pediatric patients one year and older who have no satisfactory alternative treatment options. We are also studying revumenib in combination with standard-of-care agents in NPM1m AML or KMT2A-rearranged, or KMT2Ar, acute leukemia across the treatment landscape, including in newly diagnosed patients. Additionally, we are exploring the potential for menin inhibition in the treatment of myelofibrosis, or MF.

Niktimvo is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard-of-care therapies, and for the treatment of idiopathic pulmonary fibrosis, or IPF.

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
We have incurred significant operating losses since our inception. While we generate product revenue from sales of Revuforj and collaboration as well as milestone revenue from sales of Niktimvo, we continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the three months ended March 31, 2026 and 2025, we reported a net loss of $42.7 million and $84.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.5 billion. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $352.1 million

Recent Business Highlights and Anticipated Milestones

Revuforj®(revumenib)

•
Achieved $48.9 million in Revuforj net revenue in the first quarter of 2026, representing a 144% increase over the first quarter of 2025 and an 11% increase over the fourth quarter of 2025. Total prescriptions increased by approximately 160% compared to the first quarter of 2025 and approximately 13% compared to the fourth quarter of 2025. Notably, recent analysis indicates that nearly half of KMT2A patients are proceeding to a hematopoietic stem cell transplant, or HSCT, after receiving Revuforj, a significant increase from prior estimates of 33% of KMT2A patients. We expect this growing transplant rate to extend the average treatment duration as an increasing number of patients return to therapy after transplant.
•
We expect the presentation of new revumenib data from multiple ongoing studies at major medical meetings throughout 2026.

New/updated data expected in the second quarter of 2026:
•
Findings from a multicenter real-world study.
•
Post-HSCT maintenance data from multiple trials and centers.
•
R/R NUP98-rearranged, or NUP98r, acute leukemia data from patients treated in the AUGMENT-101 trial or via an expanded access program.

•
R/R data from the SAVE trial of revumenib in combination with venetoclax and decitabine/cedazuridine in NPM1m, KMT2Ar, and NUP98r acute leukemia.
•
Frontline data from the Phase 1 trial of revumenib in combination with intensive chemotherapy in NPM1m, KMT2Ar, or NUP98r AML.

New/updated data expected in the second half of 2026:

•
Frontline data from the BEAT AML trial of revumenib in combination with venetoclax/azacitidine in NPM1m and KMT2Ar AML.
•
R/R data from the Phase 1 trial of revumenib in combination with gilteritinib in AML patients with a FLT3 mutation and a KMT2A translocation, NPM1m, or any other mutation associated with HOX-MEIS1 overexpression.
•
Multiple clinical trials evaluating revumenib across the acute leukemia treatment continuum are ongoing, such as:
•
EVOLVE-2: A pivotal, Phase 3, randomized, double-blind, placebo-controlled trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed NPM1m (primary efficacy analysis population) and KMT2Ar AML patients who are unfit for intensive chemotherapy. The trial is being conducted in collaboration with the HOVON network, a leading cooperative clinical trial group with extensive experience studying novel therapies for hematologic malignancies.
•
REVEAL-ND: A pivotal, Phase 3, randomized, double-blind, placebo-controlled trial of revumenib in combination with intensive chemotherapy in newly diagnosed NPM1m AML patients.
•
SAVE: A Phase 1/2 trial evaluating an all-oral combination of revumenib with venetoclax and decitabine/cedazuridine in pediatric and adult patients with newly diagnosed and R/R AML or mixed-lineage acute leukemia harboring either NPM1m, KMT2Ar, or NUP98r alterations. The trial is being conducted by investigators from MD Anderson Cancer Center.
•
Intensive chemotherapy: Two ongoing Phase 1 trials evaluating the combination of revumenib with intensive chemotherapy (7+3) in newly diagnosed NPM1m or KMT2Ar acute leukemia patients.
•
BEAT AML: A Phase 1 trial evaluating the combination of revumenib with venetoclax and azacitidine in newly diagnosed older adults (≥60 years) with NPM1m or KMT2Ar AML. The trial is being conducted as part of the Leukemia & Lymphoma Society's Beat AML® Master Clinical Trial.
•
Post-transplant maintenance: A Phase 1 trial evaluating the safety and preliminary efficacy of revumenib as post-transplant maintenance after HSCT in patients with KMT2Ar or NPM1m acute leukemia. The trial is being conducted by investigators from the City of Hope Medical Center.
•
Break Through Cancer: A Phase 2 trial studying whether the combination of revumenib and venetoclax can eliminate measurable residual disease, or MRD, in patients with AML and extend progression-free survival. The trial is being conducted by Break ThroughCancer, a collaboration between leading U.S. cancer research centers.
•
INTERCEPT: A Phase 1 trial evaluating the use of novel therapies, including revumenib, to target MRD and early relapse in AML. The trial is being conducted by the Australasian Leukaemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial.
•
We expect the RAVEN trial to initiate in the second half of 2026. RAVEN is a Phase 2 collaborative trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed KMT2Ar patients who would be considered eligible, or fit, for intensive chemotherapy.

Niktimvo™ (axatilimab-csfr)

•
Achieved $55.1 million in Niktimvo net revenue in the first quarter of 2026, representing significant growth compared to the $13.6 million in net revenue generated in the first quarter of 2025 from the first two months of the launch. Syndax records 50% of the Niktimvo net commercial profit, defined as net product revenue minus the cost of sales and commercial expenses. Syndax’s share of the Niktimvo product contribution, reported as collaboration revenue, was $15.9 million in the first quarter of 2026.

•
Presented data from nine axatilimab abstracts, including one oral presentation, at the Tandem Meetings (Transplantation & Cellular Therapy Meetings of ASTCT® and CIBMTR®) in February 2026. The data presented included a comprehensive analysis of axatilimab in patients with chronic GVHD-related bronchiolitis obliterans syndrome in two clinical studies. The results show clinical and symptom responses across a spectrum of lung involvement.
•
Two trials evaluating axatilimab in combination with standard of care therapies in newly diagnosed chronic GVHD patients are ongoing, including:
•
A Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients ≥ 12 years of age with newly diagnosed chronic GVHD. Topline data is now anticipated in the fourth quarter of 2026
•
A pivotal Phase 3, randomized, double-blind, placebo-controlled, multicenter trial of axatilimab in combination with corticosteroids in patients ≥ 12 years of age with newly diagnosed chronic GVHD. Topline data is anticipated in early 2028.
•
Completed enrollment in MAXPIRe, a Phase 2, 26-week randomized, double-blinded, placebo-controlled trial of axatilimab on top of standard of care in patients with IPF in the first quarter of 2026. We expect to report topline data in the fourth quarter of 2026.

Financial Operations Overview

Product Revenue, net

Our FDA-approved product, Revuforj, was approved by the FDA for commercial sale in the U.S. on November 15, 2024. In accordance with GAAP, we determine net product revenue for Revuforj, with specific assumptions for variable consideration components including, but not limited to, trade discounts and allowances, co-pay assistance programs and payor rebates. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.

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

Cost of Product Sales

Our cost of product sales includes the cost of goods sold for Revuforj and license agreement royalties associated with its sales in the United States. Until we received regulatory approval for Revuforj in the United States in November 2024, we recorded expenses incurred for the manufacturing of pre-launch inventory that would support a U.S. launch as research and development expense. Accordingly, the cost of goods sold for a Revuforj may not include the full cost of manufacturing until the initial pre-launch, and previously expensed, inventory is depleted.

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

There have been no material changes to our critical accounting estimates described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$
	(In thousands)
Revenue:
Product revenue, net	$48,923	$20,042	$28,881
Collaboration revenue, net	15,941	—	$15,941
Total revenues	64,864	20,042	44,822
Operating expenses:
Cost of goods sold	2,633	885	1,748
Research and development	58,845	61,636	(2,791)
Selling, general and administrative	37,588	41,031	(3,443)
Collaboration loss	—	247	(247)
Total operating expenses	99,066	103,799	(4,733)
Loss from operations	(34,202)	(83,757)	(49,555)
Other (expense) income, net:
Royalty interest expense	(11,846)	(8,049)	(3,797)
Other interest expense	—	(2)	2
Interest income	3,561	7,183	(3,622)
Other expense	(186)	(221)	35
Total other (expense) income, net	(8,471)	(1,089)	(7,382)
Net loss	$(42,673)	$(84,846)	$(42,173)

Product Revenue, net

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. Product revenue, net from sales of Revuforj increased by $28.9 million from the comparable prior year period primarily due to increased sales volume as a result of second indication approval and increased brand awareness.

Collaboration Revenue, net

Collaboration revenue, net, representing our share of net profits in connection with commercialization of Niktimvo, for the three months ended March 31, 2026, was $15.9 million. We generated $0.2 million of collaboration loss for the three months ended March 31, 2025, as Niktimvo launched in January 2025, and was not yet in a net revenue position.

Cost of Product Sales

Our cost of product sales increased by $1.7 million from the comparable prior year period due to increased product sales of Revuforj. Included in cost of product sales are royalties owed to AbbVie on Revuforj sales as part of the Vitae License Agreement.

Research and Development

The following table summarizes the research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$
	(In thousands)
Revumenib-related costs	$25,725	$20,805	$4,920
Axatilimab-related costs	9,633	19,711	(10,078)
Other research and development programs	162	921	(759)
Personnel cost and other expenses	19,298	16,531	2,767
Stock-based compensation	4,027	3,668	359
Total research and development expenses	$58,845	$61,636	$(2,791)

For the three months ended March 31, 2026, our total research and development expenses decreased by $2.8 million from the comparable prior year period. The change was primarily due to:

•
Axatilimab: A decrease, due to a non-recurring $10.0 million development milestone expense recognized in the first quarter of 2025;
•
Revumenib: An increase, due to the initiation of frontline trials evaluating revumenib in combination with standard-of-care agents in the treatment of AML;
•
An increase in personnel costs and other expenses to support on-going clinical trials and medical affairs activities in support of Revuforj and Niktimvo.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$
	(In thousands)
Commercial-related expenses	$7,721	$10,825	$(3,104)
Other selling, general and administrative expenses	5,140	4,412	728
Personnel cost and other expenses	16,701	19,082	(2,381)
Stock-based compensation	8,026	6,712	1,314
Total selling, general and administrative expenses	$37,588	$41,031	$(3,443)

For the three months ended March 31, 2026, our total selling, general and administrative expenses decreased $3.4 million from the comparable prior year period. The change was primarily due to;

•
A decrease in commercial-related expenses due to launch costs incurred in the first quarter of 2025 for Revuforj and Niktimvo that were not incurred in the same period in 2026;

•
A decrease in personnel expenses related to higher accrued compensation costs in 2025 for the achievement of corporate objectives;
•
An increase in stock-based compensation, driven by a higher stock price.

Royalty Interest Expense

For the three months ended March 31, 2026, royalty interest expense increased due to the interest expense recognized related to the Royalty Pharma Purchase and Sale Agreement signed in November 2024.

Interest Income

For the three months ended March 31, 2026, interest income decreased from the comparable period. The decrease of interest income was primarily due to the fluctuation of interest rates and the average balance of cash equivalents and short and long-term investments.

Other Expense

For the three months ended March 31, 2026, the total other (expense) income, net decreased from the comparable prior year period primarily due to the fluctuation in foreign currency losses on short- and long-term investments.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(50,345)	$(95,162)
Net cash provided by investing activities	38,390	94,142
Net cash provided by financing activities	7,918	930
Net decrease cash, cash equivalents and restricted cash	$(4,037)	$(90)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased from $95.2 million for the three months ended March 31, 2025 to $50.3 million for the three months ended March 31, 2026, primarily due to a decrease in operating net loss of $42.2 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $38.4 million and was related to $77.8 million from the maturities of available-for-sale securities, offset by the purchase of $39.4 million of available-for-sale securities.

Net cash provided by investing activities for the three months ended March 31, 2025, was $94.1 million and was related to $104.7 million from the maturities of available-for-sale securities, offset by the purchase of $10.5 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, increased by $7.0 million from the comparable prior year period primarily due to an increase in proceeds from the exercise of stock options in the current period.

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

For additional details on our purchase and sale agreement with Royalty Pharma, see Note 12 - “Royalty Interest Financing Liability” to our consolidated financial statements in this Quarterly Report.

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

Our material contractual obligations and commitments as of March 31, 2026, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of March 31, 2026, we have $0.5 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of March 31, 2026, we had an accumulated deficit of $1.5 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple years. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three months ended March 31, 2026, we did not sell any shares of common stock under the 2023 ATM Program. As of March 31, 2026, we had $157.9 million available under the 2023 ATM Program.

Significant Risks and Uncertainties

Unfavorable interest rates and geo-political unrest could result in further economic uncertainty and volatility in the capital markets in the near term and, as a result, could negatively affect our operations and could make it difficult for us to obtain traditional financing on acceptable terms, if at all. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the return of a high inflationary environment could increase our operating costs, including our labor costs and research and development costs. These costs may also be negatively impacted due to supply chain constraints, geopolitical tensions, including tariffs, wars and terrorism, worsening macroeconomic conditions and employee availability and wage increases, which may result in additional stress on our working capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $352.1 million consisting of $130.9 million of overnight investments, interest-bearing money market funds and commercial paper, and short-term investments of $221.2 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, or 2025 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risks described in our 2025 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our 2025 Form 10-K.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, our directors and officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Dennis Podlesak, Director	Adoption	12/15/2025	X		8,000		10/31/2026
Michael A. Metzger Chief Executive Officer, Director	Adoption	3/10/2026	X		182,375	-	12/15/2027
Nicholas Botwood, Head of R&D, Chief Medical Officer	Adoption	3/11/2026	X		65,515	-	10/30/2026

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1 Mr. Podlesak’s plan solely includes equity grants with expiration dates prior to October 31, 2026. The Company omitted inclusion of his plan adoption in its 12/31/2025 filing.

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

3.3

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on December 19, 2025).

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

Date: April 30, 2026

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)