Form 10-Q
period 2026-06-30
Syndax Pharmaceuticals Inc
filed 2026-08-04
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, there were 89,297,086 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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
•
our indebtedness as well as the ability to meet our cash payment obligations under the outstanding convertible notes from our business cash flows;
•
the operating and financial restrictions imposed on us under the Indenture related to our outstanding convertible notes;
•
our ability to maintain our licenses with UCB Biopharma Sprl, and Vitae Pharmaceuticals, LLC, a subsidiary of AbbVie Inc.;
•
the success of our collaboration with Incyte Corporation, or Incyte, to further develop and commercialize axatilimab;
•
the potential milestone and royalty payments under certain of our license agreements;
•
the implementation of our strategic plans for our business and development of our products and product candidates;
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

ii

c

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$336,477	$134,930
Short-term investments	211,383	259,140
Accounts receivable, net	45,067	37,996
Inventory, net	33,164	32,754
Short-term deposits	6,406	19,616
Other receivables, net	2,703	6,404
Collaboration receivable, net	22,359	23,745
Prepaid expenses and other current assets	17,480	13,496
Total current assets	675,039	528,081
Long-term investments	27,217	—
Property and equipment, net	212	181
Right-of-use asset, net	1,082	1,342
Restricted cash	102	102
Total assets	$703,652	$529,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,874	$16,580
Accrued expenses and other current liabilities	94,297	103,064
Current portion of right-of-use liability	506	470
Current portion of capital lease	—	2
Total current liabilities	99,677	120,116
Long-term liabilities:
Royalty interest financing liability	344,026	343,909
Convertible note liability	244,090	—
Right-of-use liability, less current portion	760	1,051
Total long-term liabilities	588,876	344,960
Total liabilities	688,553	465,076
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 89,150,619 and 87,405,979 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,613,846	1,570,749
Accumulated other comprehensive (loss) gain	(140)	452
Accumulated deficit	(1,598,616)	(1,506,580)
Total stockholders’ equity	15,099	64,630
Total liabilities and stockholders’ equity	$703,652	$529,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$54,700	$28,600	$103,623	$48,642
Collaboration revenue, net	18,088	9,358	34,029	9,111
Total revenues	72,788	37,958	137,652	57,753
Operating expenses:
Cost of product sales	$3,208	$1,279	$5,841	$2,164
Research and development	68,036	62,227	126,881	123,863
Selling, general and administrative	41,539	43,805	79,127	84,836
Total operating expenses	112,783	107,311	211,849	210,863
Loss from operations	(39,995)	(69,353)	(74,197)	(153,110)
Other (expense) income, net:
Royalty interest expense	(12,119)	(7,854)	(23,965)	(15,903)
Convertible note interest expense	(555)	—	(555)	—
Other interest expense	(2)	(4)	(2)	(6)
Interest income	3,746	5,950	7,307	13,133
Other expense	(438)	(586)	(624)	(807)
Total other (expense) income, net	(9,368)	(2,494)	(17,839)	(3,583)
Net loss	$(49,363)	$(71,847)	$(92,036)	$(156,693)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(151)	(242)	(592)	122
Other comprehensive loss	(49,514)	(72,089)	(92,628)	(156,571)
Net loss per share:
Basic and diluted loss per share attributable to common stockholders	$(0.55)	$(0.83)	$(1.04)	$(1.82)

Weighted-average common shares used in calculating:
Basic and diluted loss per share attributable to common stockholders	88,991,317	86,337,237	88,625,508	86,255,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

Six months ended June 30, 2026
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	87,405,979	$9	$1,570,749	$452	$(1,506,580)	$64,630
Stock-based compensation expense	—	—	12,188	—	—	12,188
Unrealized loss on investments	—	—	—	(441)	—	(441)
Stock purchase under ESPP	120,458	—	—	—	—	—
Employee withholdings ESPP	—	—	458	—	—	458
Vesting of RSUs	506,135	—	—	—	—	—
Proceeds from exercise of stock options	511,309	—	7,460	—	—	7,460
Net loss	—	—	—	—	(42,673)	(42,673)
Balance as of March 31, 2026	88,543,881	$9	$1,590,855	$11	$(1,549,253)	$41,622
Stock-based compensation expense	—	—	14,069	—	—	14,069
Unrealized loss on investments	—	—	—	(151)	—	(151)
Vesting of RSUs	44,250	—	—	—	—	—
Employee withholdings ESPP	—	—	167	—	—	167
Proceeds from exercise of stock options	562,488	—	8,755	—	—	8,755
Net loss	—	—	—	—	(49,363)	(49,363)
Balance as of June 30, 2026	89,150,619	9	1,613,846	(140)	(1,598,616)	15,099

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,036)	$(156,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	—
Accretion of investments	(1,568)	(6,810)
Non-cash operating lease expense	260	393
Stock-based compensation	26,067	24,167
Non-cash interest on convertible note	555	—
Amortization of debt issuance costs	359	167
Changes in operating assets and liabilities:
Accounts receivable	(7,071)	(11,852)
Inventory, net	(220)	(17,107)
Prepaid expenses and other assets	9,226	(4,778)
Collaboration receivable (payable), net	1,386	(31,547)
Other receivable	3,701	6
Accounts payable	(11,706)	5,727
Accrued expenses and other liabilities	(9,579)	15,370
Net cash used in operating activities	(80,617)	(182,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(40)	—
Purchases of short and long-term investments	(125,261)	(102,251)
Proceeds from sales and maturities of short-term investments	146,777	238,280
Net cash provided by investing activities	21,476	136,029
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	250,000	—
Issuance costs of convertible note	(6,152)	—
Proceeds from Employee Stock Purchase Plan	625	1,013
Proceeds from stock option exercises	16,215	468
Net cash provided by financing activities	260,688	1,481
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	201,547	(45,447)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	135,032	154,300
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$336,579	$108,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for royalty interest financing	$15,332	$1,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Syndax Pharmaceuticals, Inc. is a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved products and a robust pipeline of late- and early-stage development programs. We were incorporated in Delaware in 2005. We have operations in New York, NY, and we operate in one segment. References in these notes to unaudited consolidated financial statements to “Syndax,” “the Company,” “we,” “us” or “our” refer to Syndax Pharmaceuticals, Inc. and its wholly owned subsidiaries.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026.

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

Income taxes

In accordance with Topic ASC 270, Interim Reporting, and Topic ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2026 and December 31, 2025, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying unaudited consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes significant changes to the Internal Revenue Code of 1986, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The OBBBA introduced several U.S. tax law changes, including the ability to immediately expense domestic research and experimental, or R&E, expenditures starting in 2025, and an election to accelerate any unamortized domestic R&E expenditures over a one or two year period beginning with the 2025 tax year. In accordance with ASC 740, Accounting for Income Taxes, the impacts of the OBBBA did not affect the Company’s U.S. deferred tax assets or liabilities, as the Company continues to maintain a full valuation allowance against those balances.

Other comprehensive income

Comprehensive loss consists of two components, net loss and other comprehensive loss, net of tax. The Company’s other comprehensive loss, net of tax, consists of unrealized gains (losses) on the Company’s investments.

Collaboration revenue, net

In September 2021, the Company entered into the Incyte License and Collaboration Agreement, or the Incyte License, with Incyte, covering the worldwide development and commercialization of axatilimab. In August 2024, the U.S. Food and Drug Administration, or FDA, approved Niktimvo for the treatment of chronic graft-versus host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs). See Note 4 — Significant Collaborative Research and License Agreements — Incyte Collaboration for further details on the Incyte License and Collaboration Agreement.

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, the Company will recognize its share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial costs, royalties and other expenses, in the period in which the underlying sales and costs are recognized. The Company’s share of net profits in connection with commercialization of products will be presented as “Collaboration revenue, net” and its share of net losses will be presented as “Collaboration loss, net” within operating expenses. The year to date “Collaboration revenue, net” or “Collaboration loss, net” will be presented as the net cumulative amount for all periods reported on in the financial statements. The Company will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

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

For the three and six months ended June 30, 2026, the Company has recognized collaboration revenue of $18.1 million and $34.0 million, respectively. For the three and six months ended June 30, 2025, the Company recognized $9.4 million and $9.1 million of collaboration revenue, respectively. As of June 30, 2026, the Company has recorded approximately $26.4 million as a collaboration receivable due from Incyte related to the Company's portion of the profit share, commercialization and development costs under the Incyte Agreements and has recorded approximately $4.0 million as a collaboration payable due to Incyte for development and commercialization costs incurred by Incyte. As of December 31, 2025, the Company has recorded $28.1 million as a collaboration receivable due from Incyte related to the Company's portion of the profit share, commercialization and development costs under the Incyte Agreements and has recorded approximately $4.4 million as a collaboration payable due to Incyte for development and commercialization costs incurred by Incyte.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $41.0 million as research and development expense, which includes a $15.0 million milestone paid during the third quarter of 2024 upon the approval of Niktimvo and a $10.0 million milestone recognized in the first quarter of 2025 for the first patient dosed in a Phase III study with the compound in a combination with another agent. The Company also recognized a $10.0 million commercial milestone expense in the fourth quarter of 2025 upon the achievement of $150.0 million in net sales of Niktimvo.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(49,363)	$(71,847)	$(92,036)	$(156,693)
Net loss attributable to common stockholders—basic and diluted	$(49,363)	$(71,847)	$(92,036)	$(156,693)
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.83)	$(1.04)	$(1.82)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	88,991,317	86,337,237	88,625,508	86,255,020

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	June 30,
	2026	2025
Options to purchase common stock	13,389,854	13,933,003
Employee Stock Purchase Plan	54,887	88,999
Non-vested restricted stock units (RSUs)	3,348,409	2,577,678
Conversion of convertible notes	10,097,350	—

For additional information related to the Company’s common stock see Note 14 — Stock Based Compensation.

6. Other Receivables, net

In April 2024, entinostat received marketing approval in China, and as a result, the Company recorded $3.5 million of milestone revenue in 2024. The Company had recorded a $3.7 million receivable related to milestones (plus accrued interest) under the license agreement with Eddingpharm in 2025, which remains outstanding as of June 30, 2026. As the receivable remains outstanding, and the Company has assessed the amount as non-recoverable, the Company recorded a full reserve against the asset as a selling, general and administrative expense in 2025.

The Company has recorded $2.7 million in receivables related to employee stock option exercises in which the cash payment was outstanding as of June 30, 2026.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2026
Assets:
Cash and cash equivalents	$336,477	$336,477	$—	$—
Short-term investments	211,383	—	211,383	—
Long-term investments	27,217	—	27,217	—
Total assets	$575,077	$336,477	$238,600	$—
December 31, 2025
Assets:
Cash and cash equivalents	$115,358	$115,358	$—	$—
Short-term investments	259,140	—	259,140	—
Long-term investments	—	—	—	—
Total assets	$374,498	$115,358	$259,140	$—

There have been no material impairments of our assets measured and carried at fair value during the periods ended June 30, 2026 and 2025. In addition, there have been no changes in valuation techniques during the periods ended June 30, 2026 and 2025. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short- and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of June 30, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 23 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and six months ended June 30, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2026
Commercial paper	$84,572	$—	$(100)	$84,471
Corporate bonds	36,356	—	(36)	36,319
US Treasury	117,813	—	(4)	117,810
	$238,741	$—	$(140)	$238,600
December 31, 2025
Commercial paper	$86,066	$15	$—	$86,081
Corporate bonds	28,227	30	—	28,257
US Treasury	144,395	407	—	144,802
	$258,688	$452	$—	$259,140

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,841	$1,590
Interest receivable on investments	2,656	2,146
Prepaid subscriptions	1,900	2,221
Prepaid state and local taxes	—	13
Prepaid rent	54	55
Prepaid inventory	8,605	6,252
Other	2,424	1,219
Total prepaid expenses and other current assets	$17,480	$13,496

9. Inventory, net

Inventory, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$29,201	$29,027
Work-in-process	2,434	2,112
Finished goods	1,529	1,615
Total Inventory, net	$33,164	$32,754

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

10. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Equipment	$311	$271
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	34
Total property and equipment	646	606
Accumulated depreciation	(434)	(425)
Property and equipment, net	$212	$181

Depreciation expense was $5,000 and $9,000 for the three and six months ended June 30, 2026. There was no depreciation expense for the three and six months ended June 30, 2025.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Product revenue allowances	$11,115	$9,810
Accrued clinical study and trial costs	20,878	18,977
Accrued selling, general, and administrative costs	6,483	6,316
Accrued compensation and related costs	11,384	24,352
Accrued milestone costs	—	10,000
Accrued royalty payable	8,183	7,372
Accrued interest - royalty interest financing	34,149	25,516
Accrued interest - convertible note	555	—
Other	1,550	721
Total accrued expenses and other current liabilities	$94,297	$103,064

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

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as a liability under Topic ASC 470, Borrower’s Accounting for Debt Modifications. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. Issuance costs pursuant to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the period ended June 30, 2026, the Company estimated an effective annual interest rate of approximately 13.02%. Over the course of the Purchase and Sale Agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. For the three and six months ended June 30, 2026, the Company recognized royalty interest expense of $12.1 million and $24.0 million, respectively. The Company made $15.3 million of payments pursuant to the Purchase and Sale Agreement during the six month period ended June 30, 2026.

	June 30, 2026	December 31, 2025
Current portion of royalty interest financing liability	$—	$—
Royalty interest financing liability, less current portion	350,000	350,000
Debt issuance costs	(5,974)	(6,091)
Total royalty interest financing liability, net	$344,026	$343,909

13. Convertible Notes

In June 2026, the Company issued $250.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2031, or the 2031 Notes, in a private placement to institutional accredited investors that are qualified institutional buyers under Rule 144A in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The 2031 Notes are senior, unsecured obligations of the Company and bear interest at 2.25% per annum, payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2026. The 2031 Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 40.3894 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $24.76 per share), subject to customary anti-dilution adjustments under certain circumstances in accordance with the terms of the indenture relating to the 2031 Notes. Upon conversion, the Company will pay or deliver, at its election, cash, shares of its common stock, or a combination of cash and shares of common stock. Before March 15, 2031, the 2031 Notes are convertible only upon the satisfaction of specified conditions; thereafter, the 2031 Notes are convertible at any time until the second scheduled trading day before maturity. The Company may redeem for cash all or any portion of the 2031 Notes (subject to certain limitations) on or after June 20, 2029 if the last reported sale price of its common stock exceeds 130% of the conversion price for a specified period at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a fundamental change (as defined in the indenture governing the 2031 Notes), holders may require the Company to repurchase their 2031 Notes for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Initially, a maximum of 13,631,400 shares of common stock may be issued upon conversion of the 2031 Notes based on the initial maximum conversion rate of 54.5256 shares of common stock per $1,000 principal amount of 2031 Notes, which is subject to customary anti-dilution adjustment provisions. The 2031 Notes are classified as a long-term liability under ASC 470 and are presented net of unamortized debt issuance costs, which are amortized to interest expense over the term of the 2031 Notes using the effective interest method. Accrued interest related to the 2031 Notes is recorded under the accrued expenses and other current liabilities line of the balance sheet. As of June 30, 2026, the net carrying amount of the 2031 Notes was $244.1 million, unamortized debt issuance costs were $5.9 million, and the effective interest rate was 2.733%.

June 30, 2026
Current portion of convertible note liability	$—
Convertible note liability, less current portion	250,000
Debt issuance costs	(5,910)
Total convertible note liability, net	$244,090

14. Stock-Based Compensation

In January 2026, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,496,239 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. In March 2026, the 2015 Plan expired. In June 2026, the 2026 Equity Incentive Plan, or 2026 Plan, was approved. The maximum number of shares of the Company’s common stock that may be issued under the 2026 Plan is 17,134,916 shares, which is the sum of (i) 7,200,000 newly authorized shares, plus (ii) up to 9,934,916 shares of common stock subject to outstanding stock awards granted under the 2015 Plan that, on or after the 2026 Plan becomes effective, expire or otherwise terminate prior to exercise or settlement.

As of June 30, 2026, there were 424,326 shares of common stock available for issuance under the 2023 Plan and 7,448,808 shares of common stock available for issuance under the 2026 Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the consolidated statements of comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	$4,510	$4,196	$8,537	$7,864
Selling, general and administrative	9,504	9,591	17,530	16,303
Total	$14,014	$13,787	$26,067	$24,167

Compensation expense by type of award in the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock options	$8,178	$8,707	$15,739	$16,392
RSUs	5,624	4,757	9,905	7,332
ESPP	212	323	423	443
Total	$14,014	$13,787	$26,067	$24,167

In addition, stock-based compensation expense of $0.1 million and $0.2 million was capitalized to inventory for the three and six months ended June 30, 2026, respectively, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples. For the three and six months ended June 30, 2025, $0.1 million and $0.2 million of stock compensation expense was capitalized to inventory.

As of June 30, 2026, there were $103.4 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the Inducement Plan, 2015 Plan, 2026 Plan, and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.67 years.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement plan. For the three and six months ended June 30, 2026, the Company made $0.3 million and $2.8 million, respectively, of contributions to the plan. For the three and six months ended June 30, 2025, the Company made $0.3 million and $2.6 million, respectively, of contributions to the plan. The Company’s contributions were made in cash.

15. Stockholders’ Equity

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. As of June 30, 2026, 285,714 pre-funded warrants were issued and outstanding.

16. Commitments and Contingencies

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

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2026.

17. Segment Reporting

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

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
June 30, 2026
Total Revenue	$72,788	$37,958	$137,652	$57,753
Less: Significant and other segment expenses
Cost of product sales	3,208	1,279	5,841	2,164
Research and development expenses
Revumenib-related costs	35,493	28,155	61,218	48,960
Axatilimab-related costs	8,682	9,053	18,315	28,764
Other R&D programs	1,043	1,826	1,205	2,747
Personnel cost and other expenses	18,308	18,997	37,606	35,528
General and administrative expenses
Commercial-related expenses	9,869	9,914	17,590	20,739
Personnel cost and other expenses	16,298	19,307	32,999	38,389
Other SG&A expenses	5,868	4,993	11,008	9,405
Stock-based compensation	14,014	13,787	26,067	24,167
Royalty interest expense	12,119	7,854	23,965	15,903
Convertible note interest expense	555	—	555	—
Interest expense (income), net	(3,744)	(5,946)	(7,305)	(13,127)
Other expense, net	438	586	624	807
Segment net loss	$(49,363)	$(71,847)	$(92,036)	$(156,693)

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

Company Overview

We are a commercial-stage biopharmaceutical company advancing innovative cancer therapies. We currently have two commercially approved medicines, Revuforj® (revumenib) and Niktimvo™ (axatilimab-csfr), and a robust pipeline of late- and early-stage development programs.

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

In July 2026, we announced two new pipeline assets, SNDX-4321 and SNDX-62122. SNDX-4321 is a novel, mutant-selective, allosteric epidermal growth factor receptor, or EGFR, inhibitor designed to address non-small cell lung cancer, or NSCLC, patient populations with significant unmet needs. The Company has an exclusive worldwide license to develop and commercialize SNDX-4321. SNDX-62122 is a next-generation menin inhibitor in development for myelofibrosis, or MF. SNDX-62122 is the first molecule from our library of internally developed and wholly owned next-generation menin inhibitors that we intend to advance into new areas. Our SNDX-62122 program builds off recently published revumenib preclinical data showing that menin is a novel dependency in proliferative megakaryocytes, major drivers of MF. We expect the development of SNDX-62122 to be informed and de-risked by a planned Phase 1/2 proof-of-principle trial of revumenib in MF.

We have incurred significant operating losses since our inception. While we generate product revenue from sales of Revuforj and collaboration as well as milestone revenue from sales of Niktimvo, we continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the six months ended June 30, 2026 and 2025, we reported a net loss of $92.0 million and $156.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.6 billion. As of June 30, 2026, we had cash, cash equivalents and short- and long-term investments of $575.1 million.

Recent Business Highlights

Revuforj®(revumenib)

•
Achieved $54.7 million in Revuforj net revenue in the second quarter of 2026, a 91% increase over the second quarter of 2025 and a 12% increase over the first quarter of 2026. Total prescriptions were approximately 1,500 in the second quarter of 2026, an approximate 121% increase over the second quarter of 2025 and a 15% increase over the first quarter of 2026. The net revenue and prescription growth reflects an increasing average treatment duration, primarily driven by a growing pool of patients receiving Revuforj for an extended period in the post-transplant setting.
•
Advanced our scientific leadership in menin inhibition with the presentation of 16 revumenib abstracts at the 2026 American Society of Clinical Oncology, or ASCO, and the European Hematology Association, or EHA, annual meetings in June 2026. The data presented span multiple acute leukemia subtypes and settings, including frontline and post-transplant maintenance.

•
Published data from the Phase 1/2 SAVE trial of an all-oral combination of revumenib, decitabine/cedazuridine, and venetoclax in R/R NPM1m, KMT2Ar, and NUP98r AML in the Journal of Clinical Oncology in June 2026. The results showed deep and durable remissions in a heavily pretreated patient population. The overall response rate was 88% (37/42), composite complete remission, or CRc, rate was 71% (30/42), and complete remission plus complete remission with partial hematologic recovery rate was 60% (25/42). 80% of evaluable CRc responders were measurable residual disease, or MRD, negative. 45% (19/42) of patients proceeded to a transplant and 63% (12/19) resumed revumenib post-transplant.
•
Published preclinical revumenib data showing that menin is a novel dependency in proliferative megakaryocytes, major drivers of MF, in Cancer Cell in July 2026. These data provide the basis for our plans to develop SNDX-62122, an internally developed, next-generation menin inhibitor, for MF.
•
We expect to have a major presence at upcoming medical meetings in the second half of 2026 with the presentation of new/updated revumenib data including:
•
Real-world evidence from multiple centers
•
Post-transplant maintenance data
•
Frontline data from the BEAT AML trial of revumenib in combination with venetoclax/azacitidine in NPM1m and KMT2Ar AML.
•
Frontline data from the Phase 1/2 SAVE trial of an all-oral combination of revumenib, decitabine/cedazuridine, and venetoclax in NPM1m, KMT2Ar, or NUP98r AML.
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
•
Post-transplant maintenance: A Phase 1 trial evaluating the safety and preliminary efficacy of revumenib as post-transplant maintenance in patients with KMT2Ar or NPM1m acute leukemia. The trial is being conducted by investigators from the City of Hope Medical Center.
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
•
We expect the MenTain Phase 2 trial to initiate around the end of 2026. MenTain will be the first randomized, placebo-controlled trial specifically focused on evaluating revumenib as post-transplant maintenance.
•
We expect to publish safety and efficacy data from R/R NUP98r acute leukemia patients treated with revumenib in the fourth quarter of 2026.

Niktimvo™ (axatilimab-csfr)

•
Achieved $60.3 million in Niktimvo net revenue in the second quarter of 2026, a 67% increase over the second quarter of 2025 and a 9% increase over the first quarter of 2026. Syndax and Incyte are co-commercializing Niktimvo. Syndax records 50% of the Niktimvo net commercial profit, defined as net product revenue minus the cost of sales and commercial expenses. Syndax’s share of the Niktimvo product contribution, reported as collaboration revenue, was $18.1 million in the second quarter of 2026.
•
Two trials evaluating axatilimab in combination with standard of care therapies in newly diagnosed chronic GVHD patients are ongoing, including:
•
A Phase 2, open-label, randomized, multicenter trial of axatilimab in combination with ruxolitinib in patients ≥ 12 years of age with newly diagnosed chronic GVHD. We anticipate topline data in the fourth quarter of 2026.
•
A pivotal Phase 3, randomized, double-blind, placebo-controlled, multicenter trial of axatilimab in combination with corticosteroids in patients ≥ 12 years of age with newly diagnosed chronic GVHD. We anticipate topline data in early 2028.
•
We anticipate topline data from MAXPIRe, a Phase 2, 26-week randomized, double-blinded, placebo-controlled trial of axatilimab on top of standard of care in patients with IPF in the fourth quarter of 2026.

Pipeline Assets

SNDX-4321

•
In July 2026, we announced the expansion of our pipeline with SNDX-4321, a mutant-selective, CNS-penetrant, allosteric EGFR inhibitor. SNDX-4321 is in development for NSCLC patient populations with significant unmet needs, such as those with L858R mutations, CNS metastases, atypical activating mutations, or acquired resistance to current therapies. In contrast to ATP-site directed third and fourth generation EGFR inhibitors, SNDX-4321 is a novel allosteric inhibitor which binds at a pocket adjacent to the ATP site that is only accessible in the presence of L858R and certain other EGFR mutations.
•
We expect to submit an investigational new drug (IND) application for SNDX-4321 by the end of 2026 and to initiate a Phase 1 trial in EGFRm NSCLC in 2027.

SNDX-62122

•
In July 2026, we announced the selection of SNDX-62122, a next-generation menin inhibitor, for development in MF. SNDX-62122 is the first candidate from a library of internally developed, wholly owned next-generation menin inhibitors that we intend to advance into new areas.
•
We expect to submit an IND and initiate a Phase 1 trial of SNDX-62122 in MF in 2027. The development of SNDX-62122 will be informed by a Phase 1/2 proof-of-principle trial of revumenib in MF that is expected to initiate in the fourth quarter of 2026 with initial clinical data expected in the second half of 2027.

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

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, therefore, we will recognize its 50% share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. Our share of net profits in connection with commercialization of Niktimvo will be presented as “Collaboration revenue, net” and our share of net losses will be presented as “Collaboration loss, net” within operating expenses. Collaboration revenue or expense is made up of our share of the 50% profit with Incyte. We record collaboration revenue net of commercial expenses, including any royalties owed on license agreements. We will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

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

Research and Development

Since our inception, we have primarily focused on our clinical development programs. Research and development expenses consist primarily of costs incurred for the development of our products and product candidates and include:

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

Research and development activities are central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to continue to spend a significant amount of our resources on research and development activities for the foreseeable future as we continue to advance the development of our products and product candidates. The amount of research and development expenses allocated to external spending will continue to grow, while we expect our internal spending to grow at a slower and more controlled pace.

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

Convertible Note Interest Expense

Convertible note interest expense consists of the interest recorded related to the convertible note liability under the effective interest method.

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

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Revenue:
Product revenue, net	$54,700	$28,600	$26,100	$103,623	$48,642	54,981
Collaboration revenue, net	18,088	9,358	8,730	34,029	9,111	24,918
Total revenues	72,788	37,958	34,830	137,652	57,753	79,899
Operating expenses:
Cost of goods sold	$3,208	$1,279	$1,929	$5,841	$2,164	3,677
Research and development	68,036	62,227	5,809	126,881	123,863	3,018
Selling, general and administrative	41,539	43,805	(2,266)	79,127	84,836	(5,709)
Total operating expenses	112,783	107,311	5,472	211,849	210,863	986
Loss from operations	(39,995)	(69,353)	(29,358)	(74,197)	(153,110)	(78,913)
Other (expense) income, net:
Royalty interest expense	(12,119)	(7,854)	(4,265)	(23,965)	(15,903)	(8,062)
Convertible note interest expense	(555)	—	(555)	(555)	—	(555)
Other interest expense	(2)	(4)	2	(2)	(6)	4
Interest income	3,746	5,950	(2,204)	7,307	13,133	(5,826)
Other expense	(438)	(586)	148	(624)	(807)	183
Total other (expense) income, net	(9,368)	(2,494)	(6,874)	(17,839)	(3,583)	(14,256)
Net loss	$(49,363)	$(71,847)	$(22,484)	$(92,036)	$(156,693)	$(64,657)

Product Revenue, net

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. Product revenue, net from sales of Revuforj for the three and six months ended June 30, 2026, was $54.7 million and $103.6 million, respectively. The increase in product revenue from the comparable prior period end was due to increased sales volume as a result of increased brand awareness.

Collaboration Revenue, net

Collaboration revenue, net, representing our share of net profits in connection with commercialization of Niktimvo, for the three and six months ended June 30, 2026, was $18.1 million and $34.0 million, respectively. The increase in collaboration revenue from the comparable prior period end was due to increased sales volume as a result of increased brand awareness.

Cost of Product Sales

Our cost of product sales increased by $1.9 million from the comparable prior year period due to increased product sales of Revuforj. Included in cost of product sales are royalties owed to AbbVie on Revuforj sales as part of the Vitae License Agreement.

Research and Development

The following table summarizes the research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Revumenib-related costs	$35,493	$28,156	$7,337	$61,218	$48,960	$12,258
Axatilimab-related costs	8,682	9,053	(371)	18,315	28,764	(10,449)
Other research and development programs	1,043	1,789	(746)	1,205	2,747	(1,542)
Personnel cost and other expenses	18,308	19,033	(725)	37,606	35,528	2,078
Stock-based compensation	4,510	4,196	314	8,537	7,864	673
Total research and development expenses	$68,036	$62,227	$5,809	$126,881	$123,863	$3,018

For the three and six months ended June 30, 2026, our total research and development expenses increased by $5.8 million and $3.0 million from the comparable prior year periods, respectively. The changes were primarily due to:

•
Revumenib: An increase in the three and six months ended June 30, 2026, from the comparable prior year period, due to frontline trials evaluating revumenib in combination with standard-of-care agents in the treatment of AML;
•
Axatilimab: A decrease in the three months ended June 30, 2026, from the comparable prior year period due to timing of trials and a decrease in the six months ended June 30, 2026, from the comparable prior year period due to a non-recurring $10.0 million development milestone expense recognized in the first quarter of 2025;
•
A decrease in other research and development programs for the three and six months ended June 30, 2026, from the comparable prior year period due to timing of research and development activities;
•
A decrease in personnel cost and other expenses for the three months ended June 30, 2026, from the comparable prior year period due to lower headcount and an increase for the six months ended June 30, 2026, from the comparable prior year period due to costs related to the on-going support of clinical trials and medical affairs; and
•
An increase in stock-based compensation from the comparable prior year period driven by a higher stock price.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Commercial related expenses	$9,869	$9,874	$(5)	$17,590	$20,739	$(3,149)
Other selling, general and administrative expenses	5,868	5,034	834	11,008	9,405	1,603
Personnel cost and other expenses	16,298	19,306	(3,008)	32,999	38,389	(5,390)
Stock-based compensation	9,504	9,591	(87)	17,530	16,303	1,227
Total selling, general and administrative expenses	$41,539	$43,805	$(2,266)	$79,127	$84,836	$(5,709)

For the three and six months ended June 30, 2026, our total selling, general and administrative expenses decreased by $2.3 million and $5.7 million, respectively, from the comparable prior year periods. The changes were primarily due to;

•
A decrease in commercial-related expenses due to launch costs incurred in the first quarter of 2025 for Revuforj and Niktimvo that were not incurred in 2026;
•
An increase in other selling, general and administrative expenses from the comparable prior year period to further support corporate growth;
•
A decrease in personnel expenses from the comparable prior year period due to a decrease in overall headcount; and
•
An increase in stock-based compensation for the six months ended June 30, 2026, from the comparable prior year period driven by a higher stock price.

Royalty Interest Expense

For the three and six months ended June 30, 2026, royalty interest expense increased from the comparable prior year period due to the interest expense recognized related to the Royalty Pharma Purchase and Sale Agreement signed in November 2024.

Convertible Note Interest Expense

For the three and six months ended June 30, 2026, convertible note interest expense increased from the comparable prior year period due to the interest expense recognized as a result of the sale and issuance of the convertible notes in June 2026.

Interest Income

For the three and six months ended June 30, 2026, interest income decreased from the comparable prior year period. The decrease of interest income was primarily due to the fluctuation of interest rates and the average balance of cash equivalents and short and long-term investments.

Other Expense

For the three and six months ended June 30, 2026, the total other expense, net decreased from the comparable prior year period primarily due to the fluctuation in foreign currency losses on short- and long-term investments.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(80,617)	$(182,957)
Net cash provided by investing activities	21,476	136,029
Net cash provided by financing activities	260,688	1,481
Net increase (decrease) cash, cash equivalents and restricted cash	$201,547	$(45,447)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased from $183.0 million for the six months ended June 30, 2025 to $80.6 million for the six months ended June 30, 2026, primarily due to a decrease in operating net loss of $64.7 million, as well as decreases in accounts receivable, inventory, and prepaid expenses; offset by decreases in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026, was $21.5 million and was related to $146.8 million from the maturities of available-for-sale securities, partially offset by the purchase of $125.3 million of available-for-sale securities.

Net cash provided by investing activities for the six months ended June 30, 2025, was $136.0 million and was related to $238.3 million from the maturities of available-for-sale securities, partially offset by the purchase of $102.3 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, increased by $259.2 million from the comparable prior year period as a result of cash raised from the sale and issuance of convertible notes in June 2026, and proceeds from exercised stock options.

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

Convertible Notes

In June 2026, we issued $250.0 million aggregate principal amount of 2.25% Convertible Senior Notes, or the 2031 Notes, due 2031 in a private placement to institutional accredited investors that were qualified institutional buyers under Rule 144A in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The 2031 Notes are senior unsecured obligations of ours and bear interest at 2.25% per annum, payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2026. The 2031 Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 40.3894 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $24.76 per share), subject to customary anti-dilution adjustments under certain circumstances in accordance with the terms of the indenture relating to the 2031 Notes. Upon conversion, we will pay or deliver, at our election, cash, shares of our common stock, or a combination of cash and shares of common stock. Before March 15, 2031, the 2031 Notes are convertible only upon the satisfaction of specified conditions; thereafter, the 2031 Notes are convertible at any time until the second scheduled trading day before maturity. We may redeem for cash all or any portion of the 2031 Notes, in whole or in part, on or after June 20, 2029 if the last reported sale price of our common stock exceeds 130% of the conversion price for a specified period at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as defined in the indenture governing the 2031 notes), holders may require us to repurchase their 2031 Notes for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Initially, a maximum of 13,631,400 shares of common stock may be issued upon conversion of the 2031 Notes based on the initial maximum conversion rate of 54.5256 shares of common stock per $1,000 principal amount of 2031 Notes, which is subject to customary anti-dilution adjustment provisions. The 2031 Notes are classified as a long-term liability and are presented net of unamortized debt issuance costs, which are amortized to interest expense over the term of the 2031 Notes using the effective interest method.

Future Funding Requirements

We believe that the combination of our available cash, cash equivalents, short- and long-term investments, as well as our expected product revenues from sales of Revuforj and Niktimvo collaboration revenue, is sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, commercialization costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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
•
our ability to satisfy our obligations under the indenture governing the 2031 Notes;
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

With respect to our outstanding convertible notes, cash interest payments are payable on a semi-annual basis in arrears, which will require total funding of $5.7 million annually.

Our material contractual obligations and commitments as of June 30, 2026, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of June 30, 2026, we have $0.5 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of June 30, 2026, we had an accumulated deficit of $1.6 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple years. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and six months ended June 30, 2026, we did not sell any shares of common stock under the 2023 ATM Program. As of June 30, 2026, we had $157.9 million available under the 2023 ATM Program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and short- and long-term investments of $575.1 million consisting of $336.5 million of overnight investments, interest-bearing money market funds, short- and long-term investments of $238.6 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

In addition to the risk factors listed below and the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, or 2025 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risks listed below and described in our 2025 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the risk factors listed below, there have been no material changes from the risk factors previously disclosed in our 2025 Form 10-K.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of June 30, 2026, we had $250.0 million aggregate principal amount of indebtedness under the 2031 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2031 Notes;
•
encouraging short selling by market participants because the conversion of the 2031 Notes could be used to satisfy short positions thereby depressing the price of our common stock; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2031 Notes, and our cash needs may increase in the future.

We may not have the ability to raise the funds necessary to settle conversions of the 2031 Notes in cash, to repay the 2031 Notes at maturity or to repurchase the 2031 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2031 Notes.

Holders of the 2031 Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the 2031 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2031 Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2031 Notes surrendered therefor or pay cash with respect to the 2031 Notes being converted or being repaid at maturity. In addition, our ability to repurchase the 2031 Notes or to pay cash upon conversion or at maturity may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase the 2031 Notes at a time when the repurchase is required by the indenture governing the 2031 Notes or to pay any cash payable on future conversions of the 2031 Notes or at maturity of the 2031 Notes, as required by the indenture, would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our then-existing indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2031 Notes or make cash payments upon conversions of the 2031 Notes.

The conditional conversion feature of the 2031 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2031 Notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or any portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Holders of the existing notes have similar conversion rights.

Certain provisions in the indenture governing the 2031 Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture that governs the 2031 Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture that governs the 2031 Notes may require us to repurchase the 2031 Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the 2031 Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that otherwise be beneficial to investors.

The accounting method for the 2031 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2031 Notes on our consolidated balance sheet, accruing interest expense for the 2031 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, the 2031 Notes are reflected as a liability on our consolidated balance sheet, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. Issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of such notes. As a result of this amortization, the interest expense that we expect to recognize for the 2031 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2031 Notes, which will result in lower reported net income or larger reported net loss.

In addition, the shares of common stock underlying the 2031 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06, for fiscal periods in which we report net income. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future.

Furthermore, if any of the conditions to the convertibility of the 2031 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of such notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert such notes following the occurrence of those circumstances and could materially reduce our reported working capital.

We cannot be sure whether other changes may be made to the current accounting standards related to the 2031 Notes, or otherwise, that could have a material effect on our reported financial results.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2026, our directors and officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Keith Katkin Director	Adoption****	5/18/2026	X		49,000	-	5/18/2028

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1 Mr. Katkin’s plan solely includes equity grants with expiration dates prior to May 23, 2028.

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

4.1

Indenture, dated as of June 10, 2026, by and between Syndax Pharmaceuticals, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 10, 2026).

4.2

Form of Global Note, representing Syndax Pharmaceuticals, Inc.’s 2.25% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture files as Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 10, 2026.

10.1

Syndax Pharmaceuticals, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 10, 2026).

10.2	Forms of Stock Option Grant Notice and Stock Option Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2026 Equity Incentive Plan.

10.3	Forms of RSU Award Grant Notice and Award Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2026 Equity Incentive Plan.

10.4	Forms of Deferred Settlement RSU Award Grant Notice and Award Agreement pursuant to the Syndax Pharmaceuticals, Inc. 2026 Equity Incentive Plan.

10.5

Syndax Pharmaceuticals, Inc. 2026 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37708), as filed with the SEC on June 10, 2026).

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

Date: August 4, 2026

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)