Form 10-Q
period 2026-09-30
Syndax Pharmaceuticals Inc
filed 2026-11-02
CIK 1395937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, there were 90,028,256 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

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

ii

c

iii

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$135,941	$134,930
Short-term investments	291,163	259,140
Accounts receivable, net	46,866	37,996
Inventory, net	39,376	32,754
Short-term deposits	10,153	19,616
Other receivables, net	697	6,404
Collaboration receivable, net	29,153	23,745
Prepaid expenses and other current assets	14,087	13,496
Total current assets	567,436	528,081
Long-term investments	123,975	—
Property and equipment, net	206	181
Right-of-use asset, net	952	1,342
Restricted cash	102	102
Total assets	$692,671	$529,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,573	$16,580
Accrued expenses and other current liabilities	116,863	103,064
Current portion of right-of-use liability	526	470
Current portion of capital lease	—	2
Total current liabilities	120,962	120,116
Long-term liabilities:
Royalty interest financing liability	344,095	343,909
Convertible note liability	244,187	—
Right-of-use liability, less current portion	607	1,051
Total long-term liabilities	588,889	344,960
Total liabilities	709,851	465,076
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized; 89,989,347 and 87,405,979 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,632,528	1,570,749
Accumulated other comprehensive (loss) gain	(1,668)	452
Accumulated deficit	(1,648,049)	(1,506,580)
Total stockholders’ (deficit) equity	(17,180)	64,630
Total liabilities and stockholders’ (deficit) equity	$692,671	$529,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$60,743	$32,007	$164,366	$80,649
Collaboration revenue, net	22,555	13,864	56,584	22,975
Total revenues	83,298	45,871	220,950	103,624
Operating expenses:
Cost of product sales	$13,996	$2,100	$19,837	$4,264
Research and development	67,481	56,280	194,362	180,143
Selling, general and administrative	43,716	44,917	122,843	129,753
Total operating expenses	125,193	103,297	337,042	314,160
Loss from operations	(41,895)	(57,426)	(116,092)	(210,536)
Other (expense) income, net:
Royalty interest expense	(11,812)	(8,283)	(35,777)	(24,186)
Convertible note interest expense	(1,164)	—	(1,719)	—
Other interest expense	(2)	—	(4)	(6)
Interest income	5,593	5,269	12,900	18,402
Other expense	(153)	(275)	(777)	(1,082)
Total other (expense) income, net	(7,538)	(3,289)	(25,377)	(6,872)
Net loss	$(49,433)	$(60,715)	$(141,469)	$(217,408)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(1,528)	240	(2,120)	362
Other comprehensive loss	(50,961)	(60,475)	(143,589)	(217,046)
Net loss per share:
Basic and diluted loss per share attributable to common stockholders	$(0.55)	$(0.70)	$(1.59)	$(2.51)

Weighted-average common shares used in calculating:
basic and diluted loss per share attributable to common stockholders	89,789,842	86,620,992	89,017,885	86,531,218

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands, except share and per share data)

Nine months ended September 30, 2026
(In thousands, except share data)	Common Stock $0.0001 Par Value		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2025	87,405,979	$9	$1,570,749		$452	$(1,506,580)	$64,630
Stock-based compensation expense	—	—	12,188		—	—	12,188
Unrealized loss on investments	—	—	—		(441)	—	(441)
Stock purchase under ESPP	120,458	—	—		—	—	—
Employee withholdings ESPP	—	—	458		—	—	458
Vesting of RSUs	506,135	—	—		—	—	—
Proceeds from exercise of stock options	511,309	—	7,460		—	—	7,460
Net loss	—	—	—		—	(42,673)	(42,673)
Balance as of March 31, 2026	88,543,881	$9	$1,590,855		$11	$(1,549,253)	$41,622
Stock-based compensation expense	—	—	14,069		—	—	14,069
Unrealized loss on investments	—	—	—		(151)	—	(151)
Vesting of RSUs	44,250	—	—		—	—	—
Employee withholdings ESPP	—	—	167		—	—	167
Proceeds from exercise of stock options	562,488	—	8,755		—	—	8,755
Net loss	—	—	—		—	(49,363)	(49,363)
Balance as of June 30, 2026	89,150,619	9	1,613,846		(140)	(1,598,616)	15,099
Stock-based compensation expense	—	—	15,480	—	—	—	15,480
Unrealized loss on investments	—	—	—		(1,528)	—	(1,528)
Stock purchase under ESPP	45,863	—	—		—	—	—
Pre-funded warrant cashless exercise	285,711	—	—		—	—	—
Vesting of RSUs	254,953	—	—		—	—	—
Proceeds from exercise of stock options	252,201	—	3,202		—	—	3,202
Net loss	—	—	—		—	(49,433)	(49,433)
Balance as of September 30, 2026	89,989,347	$9	$1,632,528		$(1,668)	$(1,648,049)	$(17,180)

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

SYNDAX PHARMACEUTICALS, INC.

(unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,469)	$(217,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	3
Accretion of investments	(3,163)	(9,223)
Non-cash operating lease expense	390	551
Stock-based compensation	41,354	36,249
Non-cash interest on convertible note	1,719	—
Amortization of debt issuance costs	538	229
Provision for credit losses	—	3,667
Changes in operating assets and liabilities:
Accounts receivable	(8,870)	(17,801)
Inventory, net	(6,239)	(24,290)
Prepaid expenses and other assets	8,872	(9,142)
Collaboration (payable) receivable, net	(5,408)	(34,967)
Other receivables, net	5,707	(32)
Accounts payable	(13,007)	2,200
Accrued expenses and other liabilities	11,690	16,472
Net cash used in operating activities	(107,871)	(253,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(40)	(131)
Purchases of short and long-term investments	(363,887)	(132,691)
Proceeds from sales and maturities of short-term investments	208,932	341,280
Net cash (used in) provided by investing activities	(154,995)	208,458
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	250,000	—
Issuance costs of convertible note	(6,165)	—
Proceeds from Employee Stock Purchase Plan	625	933
Proceeds from stock option exercises	19,417	6,826
Net cash provided by financing activities	263,877	7,759
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,011	(37,275)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	135,032	154,300
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —end of period	$136,043	$117,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for royalty interest financing	$23,605	$6,868

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The unaudited interim financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026.

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

Income taxes

In accordance with Topic ASC 270, Interim Reporting, and Topic ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2026 and December 31, 2025, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying unaudited consolidated financial statements.

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

Recently Issued and Adopted Accounting Pronouncements \

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

For the three and nine months ended September 30, 2026, the Company has recognized collaboration revenue of $22.6 million and $56.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized $13.9 million and $23.0 million of collaboration revenue, respectively. As of September 30, 2026, the Company has recorded approximately $32.7 million as a collaboration receivable due from Incyte related to the Company's portion of the profit share, commercialization and development costs under the Incyte Agreements and has recorded approximately $3.6 million as a collaboration payable due to Incyte for development and commercialization costs incurred by Incyte. As of December 31, 2025, the Company has recorded $28.1 million as a collaboration receivable due from Incyte related to the Company's portion of the profit share, commercialization and development costs under the Incyte Agreements and has recorded approximately $4.4 million as a collaboration payable due to Incyte for development and commercialization costs incurred by Incyte.

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

As of the date of the Vitae License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2017, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. Since the inception of the Vitae License Agreement, the Company achieved certain development and regulatory milestones resulting in $38.0 million in expense, which includes an $18.0 million milestone expense in 2024 and a $12.0 million milestone expense in 2025, related to the submission of a supplemental New Drug Application for Revuforj and the first United States sale of Revuforj in its second indication. In addition to the development and regulatory milestones, in September 2026, the Company recognized a $10.0 million sales-based milestone expense related to the achievement of net sales of Revuforj exceeding $150.0 million in the calendar year.

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

As of the date of the UCB License Agreement, the asset acquired had no alternative future use nor had it reached a stage of technological feasibility. As the processes or activities that were acquired along with the license do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As a result, in 2016, the upfront payment of $5.0 million was recorded as research and development expense in the consolidated statements of operations. In connection with its most recent amendment of the UCB License Agreement, in the second quarter of 2022 the Company paid UCB $5.8 million, which was recognized as a milestone expense. Since the effective date of the license agreement, the Company achieved certain development and regulatory milestones and has recorded $41.0 million as research and development expense, which includes a $15.0 million milestone paid during the third quarter of 2024 upon the approval of Niktimvo and a $10.0 million milestone recognized in the first quarter of 2025 for the first patient dosed in a Phase III study with the compound in a combination with another agent. The Company also recognized a $10.0 million sales-based milestone expense in the fourth quarter of 2025 upon the achievement of $150.0 million in net sales of Niktimvo.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator—basic and diluted:
Net loss	$(49,433)	$(60,715)	$(141,469)	$(217,408)
Net loss attributable to common stockholders—basic and diluted	$(49,433)	$(60,715)	$(141,469)	$(217,408)
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.70)	$(1.59)	$(2.51)
Denominator—basic and diluted:
Weighted-average number of common shares used to compute net loss per share attributable to common stockholders—basic and diluted	89,789,842	86,620,992	89,017,885	86,531,218

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	September 30,
	2026	2025
Options to purchase common stock	13,302,121	13,506,676
Employee Stock Purchase Plan	61,771	141,069
Non-vested restricted stock units (RSUs)	3,123,422	2,805,159
Conversion of convertible notes	10,097,350	—

For additional information related to the Company’s common stock see Note 14 — Stock Based Compensation.

6. Other Receivables, net

In April 2024, entinostat received marketing approval in China, and as a result, the Company recorded $3.5 million of milestone revenue in 2024. The Company had recorded a $3.7 million receivable related to milestones including $0.2 million of accrued interest under the license agreement with Eddingpharm in 2025, which remains outstanding as of September 30, 2026. As the receivable remains outstanding, and the Company has assessed the amount as non-recoverable, the Company recorded a full reserve against the asset as a selling, general and administrative expense in 2025. There has been no additional reserves or writeoffs as of September 30, 2026.

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

The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of valuation techniques the Company utilized to determine such fair values (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices	Significant
		(unadjusted)	Other	Significant
	Total	in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2026
Assets:
Cash and cash equivalents	$135,941	$135,941	$—	$—
Short-term investments	291,163	—	291,163	—
Long-term investments	123,975	—	123,975	—
Total assets	$551,079	$135,941	$415,138	$—
December 31, 2025
Assets:
Cash and cash equivalents	$115,358	$115,358	$—	$—
Short-term investments	259,140	—	259,140	—
Long-term investments	—	—	—	—
Total assets	$374,498	$115,358	$259,140	$—

There have been no material impairments of our assets measured and carried at fair value during the periods ended September 30, 2026 and 2025. In addition, there have been no changes in valuation techniques during the periods ended September 30, 2026 and 2025. The fair value of Level 1 instruments classified as cash equivalents are valued using quoted market prices in active markets. The fair value of Level 2 instruments classified as short- and long-term investments are determined based on quoted prices in active markets, which are either directly or indirectly observable as of the reporting date with fair value being determined using models or other valuation methodologies.

The Company’s short and long-term investments are classified as available-for-sale securities. As of September 30, 2026, the remaining contractual maturities of the available-for-sale securities were 1 to 23 months, and the balance in the Company’s accumulated other comprehensive loss was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities, during the three and nine months ended September 30, 2026 and 2025. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive gain for the same periods.

The following table summarizes the available-for-sale securities:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2026
Commercial paper	$174,076	$—	$(398)	$173,679
Corporate bonds	84,765	—	(540)	84,224
US Treasury / Government Agency	157,965	—	(730)	157,235
	$416,806	$—	$(1,668)	$415,138
December 31, 2025
Commercial paper	$86,066	$15	$—	$86,081
Corporate bonds	28,227	30	—	28,257
US Treasury / Government Agency	144,395	407	—	144,802
	$258,688	$452	$—	$259,140

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$1,570	$1,590
Interest receivable on investments	3,066	2,146
Prepaid subscriptions	1,989	2,221
Prepaid state and local taxes	—	13
Prepaid rent	56	55
Prepaid inventory	4,453	6,252
Other	2,953	1,219
Total prepaid expenses and other current assets	$14,087	$13,496

9. Inventory, net

Inventory, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$34,874	$29,027
Work-in-process	3,337	2,112
Finished goods	1,165	1,615
Total Inventory, net	$39,376	$32,754

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

10. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Equipment	$311	$271
Leasehold improvements	167	167
Furniture and fixtures	134	134
Office and computer equipment	34	34
Total property and equipment	646	606
Accumulated depreciation	(440)	(425)
Property and equipment, net	$206	$181

Depreciation expense was $6,000 and $15,000 for the three and nine months ended September 30, 2026,respectively, and $3,000 for both the three and nine month periods ended September 30, 2025.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Product revenue allowances	$11,711	$9,810
Accrued clinical study and trial costs	23,283	18,977
Accrued selling, general, and administrative costs	6,997	6,316
Accrued compensation and related costs	14,165	24,352
Accrued milestone costs	10,000	10,000
Accrued royalty payable	9,341	7,372
Accrued interest - royalty interest financing	37,689	25,516
Accrued interest - convertible note	1,719	—
Other	1,958	721
Total accrued expenses and other current liabilities	$116,863	$103,064

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

The Company assessed the Purchase and Sale Agreement and identified it as a sale of future revenue in the form of a debt instrument to be accounted for as a liability under Topic ASC 470, Borrower’s Accounting for Debt Modifications. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected sales. Issuance costs pursuant to the Purchase and Sale Agreement consisted primarily of bank and legal fees and totaled $6.3 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the period ended September 30, 2026 and December 31, 2025, the Company estimated an effective annual interest rate of approximately 11.17% and 13.02%, respectively. Over the course of the Purchase and Sale Agreement, the annual interest rate will be affected by the amount and timing of net Niktimvo revenue recognized and change in timing of forecasted net Niktimvo revenue. On a quarterly basis, the Company reassesses the expected timing of the net Niktimvo revenue, recalculates the amortization and effective interest rate, and adjusts the accounting prospectively, as needed. For the three and nine months ended September 30, 2026, the Company recognized royalty interest expense of $11.8 million and $35.8 million, respectively. The Company made $23.6 million of payments pursuant to the Purchase and Sale Agreement during the nine month period ended September 30, 2026.

	September 30, 2026	December 31, 2025
Current portion of royalty interest financing liability	$—	$—
Royalty interest financing liability, less current portion	350,000	350,000
Debt issuance costs	(5,905)	(6,091)
Total royalty interest financing liability, net	$344,095	$343,909

13. Convertible Notes

In June 2026, the Company issued $250.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2031, or the 2031 Notes, in a private placement to institutional accredited investors that are qualified institutional buyers under Rule 144A in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The 2031 Notes are senior, unsecured obligations of the Company and bear interest at 2.25% per annum, payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2026. The 2031 Notes mature on June 15, 2031, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 40.3894 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $24.76 per share), subject to customary anti-dilution adjustments under certain circumstances in accordance with the terms of the indenture relating to the 2031 Notes. Upon conversion, the Company will pay or deliver, at its election, cash, shares of its common stock, or a combination of cash and shares of common stock. Before March 15, 2031, the 2031 Notes are convertible only upon the satisfaction of specified conditions; thereafter, the 2031 Notes are convertible at any time until the second scheduled trading day before maturity. The Company may redeem for cash all or any portion of the 2031 Notes (subject to certain limitations) on or after June 20, 2029 if the last reported sale price of its common stock exceeds 130% of the conversion price for a specified period at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a fundamental change (as defined in the indenture governing the 2031 Notes), holders may require the Company to repurchase their 2031 Notes for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Initially, a maximum of 13,631,400 shares of common stock may be issued upon conversion of the 2031 Notes based on the initial maximum conversion rate of 54.5256 shares of common stock per $1,000 principal amount of 2031 Notes, which is subject to customary anti-dilution adjustment provisions. The 2031 Notes are classified as a long-term liability under ASC 470 and are presented net of unamortized debt issuance costs, which are amortized to interest expense over the term of the 2031 Notes using the effective interest method. Accrued interest related to the 2031 Notes is recorded under the accrued expenses and other current liabilities line of the balance sheet. As of September 30, 2026, the net carrying amount of the 2031 Notes was $244.2 million, unamortized debt issuance costs were $5.8 million, and the effective interest rate was 2.78%.

September 30, 2026
Current portion of convertible note liability	$—
Convertible note liability, less current portion	250,000
Debt issuance costs	(5,813)
Total convertible note liability, net	$244,187

14. Stock-Based Compensation

In January 2026, the number of shares of common stock available for issuance under the Company’s 2015 Omnibus Incentive Plan, or the 2015 Plan, was increased by 3,496,239 shares of common stock due to the automatic annual provision to increase shares of common stock available under the 2015 Plan. In March 2026, the 2015 Plan expired. In June 2026, the 2026 Equity Incentive Plan, or the 2026 Plan, was approved. The maximum number of shares of the Company’s common stock that may be issued under the 2026 Plan is 17,134,916 shares, which is the sum of (i) 7,200,000 newly authorized shares, plus (ii) up to 9,934,916 shares of common stock subject to outstanding stock awards granted under the 2015 Plan that, on or after the 2026 Plan becomes effective, expire or otherwise terminate prior to exercise or settlement.

As of September 30, 2026, there were 100,408 shares of common stock available for issuance under the 2023 Plan and 7,738,824 shares of common stock available for issuance under the 2026 Plan.

The Company recognized stock-based compensation expense related to the issuance of stock option awards and restricted stock units to employees and non-employees and related to the Company’s 2015 Employee Stock Purchase Plan, or ESPP, in the consolidated statements of comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development	$4,499	$4,278	$13,036	$12,142
Selling, general and administrative	10,788	7,804	28,318	24,107
Total	$15,287	$12,082	$41,354	$36,249

Compensation expense by type of award in the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock options	$9,888	$8,080	$25,627	$24,472
RSUs	5,209	3,856	15,114	11,188
ESPP	190	146	613	589
Total	$15,287	$12,082	$41,354	$36,249

In addition, stock-based compensation expense of $0.2 million and $0.4 million was capitalized to inventory for the three and nine months ended September 30, 2026, respectively, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples. For the three and nine months ended September 30, 2025, $0.1 million and $0.3 million of stock compensation expense was capitalized to inventory.

As of September 30, 2026, there were $93.0 million of unrecognized compensation costs related to employee and non-employee unvested stock options and RSUs granted under the Inducement Plan, 2015 Plan, 2026 Plan, and the Company’s 2007 Stock Plan, which are expected to be recognized over a weighted-average remaining service period of 2.66 years.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) retirement plan. For the three and nine months ended September 30, 2026, the Company made $0.3 million and $3.1 million, respectively, of contributions to the plan. For the three and nine months ended September 30, 2025, the Company made $0.3 million and $3.0 million, respectively, of contributions to the plan. The Company’s contributions were made in cash.

15. Stockholders’ Equity

Pre-Funded Warrants

In December 2021, the Company sold pre-funded warrants to purchase 1,142,856 shares of common stock. In September 2026, the remaining pre-funded warrants were exercised for 285,711 shares of common stock. As of September 30, 2026, there were no pre-funded warrants outstanding.

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

From time to time, the Company may be subject to various claims and proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2026.

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

The following table provides the operating financial results of our biopharmaceutical cancer therapeutics segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
September 30, 2026
Total Revenue	$83,298	$45,871	$220,950	$103,624
Less: Significant and other segment expenses
Cost of product sales	13,996	2,100	19,837	4,264
Research and development expenses
Revumenib-related costs	34,732	21,747	95,950	70,707
Axatilimab-related costs	7,471	9,447	25,786	38,211
Other R&D programs	2,879	694	4,084	3,441
Personnel cost and other expenses	17,900	20,114	55,506	55,642
General and administrative expenses
Commercial-related expenses	10,625	12,210	28,215	32,949
Personnel cost and other expenses	16,684	15,797	49,683	54,186
Other SG&A expenses	5,620	9,106	16,627	18,511
Stock-based compensation	15,286	12,082	41,354	36,249
Royalty interest expense	11,812	8,283	35,777	24,186
Convertible note interest expense	1,164	—	1,719	—
Interest income, net	(5,591)	(5,269)	(12,896)	(18,396)
Other expense, net	153	275	777	1,082
Segment net loss	$(49,433)	$(60,715)	$(141,469)	$(217,408)

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

Niktimvo is our first-in-class colony stimulating factor-1 receptor, or CSF-1R, blocking antibody that was approved by the FDA in August 2024 for the treatment of chronic graft-versus-host disease, or cGVHD, after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg. Axatilimab is in development for the treatment of newly diagnosed cGVHD patients in combination with standard-of-care therapies.

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

We have incurred significant operating losses since our inception. While we generate product revenue from sales of Revuforj and collaboration as well as milestone revenue from sales of Niktimvo, we continue to incur significant research and development and other expenses related to our ongoing operations. Except for 2021, we have not been profitable and have incurred losses in each period since our inception in 2005. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $141.5 million and $217.4 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.6 billion. As of September 30, 2026, we had cash, cash equivalents and short- and long-term investments of $551.1 million.

Recent Business Highlights

Revuforj®(revumenib)

•
Achieved $60.7 million in Revuforj net revenue in the third quarter of 2026, a 90% increase over the third quarter of 2025 and an 11% increase over the second quarter of 2026. New patients and total prescriptions increased by approximately 20% and 13%, respectively, in the third quarter of 2026 compared to the second quarter of 2026. The double-digit growth in net revenue, new patients, and total prescriptions reflects robust uptake in both Revuforj indications and a growing number of both R/R KMT2A-rearranged, or KMT2Ar, and NPM1m patients proceeding to hematopoietic stem cell transplant, or HSCT, and then resuming therapy in the post-transplant setting.
•
Claims data indicate that approximately 50% of R/R KMT2Ar patients proceed to a HSCT after receiving Revuforj, of which about 60% have resumed therapy post-transplant. Notably, the data also indicate that approximately 40% of R/R NPM1m patients proceed to a HSCT after receiving Revuforj, of which about 50% have resumed therapy post-transplant.

•
In October 2026, Revuforj received the Best Product for Rare/Orphan Diseases award from The Galien Foundation, one of the world’s most prestigious awards for biomedical research and innovation. Additionally, Revuforj was named as one of TIME’s Best Inventions of 2026 in the Medical and Healthcare category.
•
We expect to have a major presence at upcoming medical meetings, with the presentation in the fourth quarter of 2026 of new/updated revumenib data including:
•
Frontline data from the BEAT AML trial of revumenib in combination with venetoclax/azacitidine in NPM1m and KMT2Ar AML
•
Frontline data from the SAVE trial of the all-oral combination of revumenib, decitabine/cedazuridine, and venetoclax in NPM1m, KMT2Ar, or NUP98-rearranged, or NUP98r, AML
•
Frontline data from a Phase 1 trial of revumenib in combination with intensive chemotherapy in NPM1m, KMT2Ar, or NUP98r AML
•
Post-transplant maintenance data
•
Real-world evidence from multiple centers
•
Data from INTERCEPT, a Phase 1 trial evaluating revumenib as pre-emptive therapy for measurable residual disease, or MRD, or early relapse among patients with NPM1m or KMT2Ar AML

•
We expect to publish safety and efficacy data from R/R NUP98r acute leukemia patients treated with revumenib in the fourth quarter of 2026.
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
•
BEAT AML: A Phase 1b trial evaluating the combination of revumenib with venetoclax and azacitidine in newly diagnosed older adults (≥60 years) with NPM1m or KMT2Ar AML. The trial is being conducted as part of the Leukemia & Lymphoma Society's Beat AML® Master Clinical Trial.
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
•
INTERCEPT: A Phase 1 trial evaluating the use of novel therapies, including revumenib, to target MRD and early relapse in AML. The trial is being conducted by the Australasian Leukemia and Lymphoma Group as part of the INTERCEPT AML master clinical trial.
•
We expect the RAVEN trial to initiate in the fourth quarter of 2026. RAVEN is a Phase 2 collaborative trial of revumenib in combination with venetoclax and azacitidine in newly diagnosed KMT2Ar patients who would be considered eligible, or fit, for intensive chemotherapy.
•
We expect the MenTain Phase 2 trial to initiate in the first quarter of 2027. MenTain will be the first randomized, placebo-controlled trial specifically focused on evaluating revumenib as post-transplant maintenance.

Niktimvo™ (axatilimab-csfr)

•
Achieved $67.4 million in Niktimvo net revenue in the third quarter of 2026, a 47% increase over the third quarter of 2025 and an 12% increase over the second quarter of 2026. Syndax and Incyte are co-commercializing Niktimvo. Syndax records 50% of the Niktimvo net commercial profit, defined as net product revenue minus the cost of sales and commercial expenses. Syndax’s share of the Niktimvo product contribution, reported as collaboration revenue, was $22.6 million in the third quarter of 2026.
•
In October 2026, data supporting the safety and feasibility of reduced-frequency dosing of axatilimab in patients with recurrent or refractory chronic graft-versus-host disease (GHVD) were published in Blood Advances. Data from the pivotal AGAVE-201 trial show that transition from axatilimab 0.3 mg/kg every two weeks to 0.6 mg/kg every four weeks was feasible and well tolerated. Patients had a prolonged duration of therapy after the switch (median of 21 months), and 84% remained on treatment as of the data cutoff, suggesting ongoing clinical benefit.
•
Two trials evaluating axatilimab in patients with newly diagnosed chronic graft-versus-host disease (GVHD) are ongoing, including a Phase 2 trial in combination with ruxolitinib and a Phase 3 trial in combination with corticosteroids.
•
The Company expects topline data from the Phase 2 trial of axatilimab in combination with ruxolitinib to be presented at a medical meeting in the first quarter of 2027.
•
The Company expects topline data from the Phase 3 trial of axatilimab in combination with corticosteroids in early 2028.

•
In October 2026, we announced that the MAXPIRe Phase 2 trial of axatilimab in idiopathic pulmonary fibrosis, or IPF, did not meet its primary endpoint of the annualized rate of decline in forced vital capacity or FVC. The safety and tolerability profile observed in MAXPIRe was consistent with previous clinical studies of axatilimab, with no new safety signals identified. Based on the results observed, Syndax does not plan to move forward with further development of axatilimab in IPF. The results from the MAXPIRe trial do not affect ongoing trials of axatilimab in other potential indications.

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

•
We expect to submit an IND and initiate a Phase 1 trial of SNDX-62122 in MF in the fourth quarter of 2027. The development of SNDX-62122 will be informed by a Phase 1/2 proof-of-principle trial of revumenib in MF that is expected to initiate in the fourth quarter of 2026 with initial clinical data expected in the second half of 2027.

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

Collaboration revenue, net

In September 2021, we entered into the Incyte License and Collaboration Agreement with Incyte covering the worldwide development and commercialization of axatilimab. In August 2024, the FDA approved Niktimvo for the treatment of cGVHD after failure of at least two prior lines of systemic therapy in adult and pediatric patients weighing at least 40 kg (88.2 lbs).

In accordance with Topic ASC 808, Collaboration Arrangements, Incyte has been identified as the principal in product sales, and therefore we will recognize our 50% share of any profits or losses in the amount of net product sales less cost of goods sold and shared commercial and other expenses, in the period in which the underlying sales and costs are recognized. Our share of net profits in connection with commercialization of Niktimvo will be presented as “Collaboration revenue, net” and our share of net losses will be presented as “Collaboration loss, net” within operating expenses. Collaboration revenue or expense is made up of our share of the 50% profit with Incyte. We record collaboration revenue net of commercial expenses, including any royalties owed on license agreements. We will continue to recognize the costs associated with ongoing development services in the R&D operating expense line, including any cost-sharing components with Incyte.

Cost of Product Sales

Our cost of product sales includes the cost of goods sold for Revuforj and license agreement royalties and sales-based milestones associated with its sales in the United States. Until we received regulatory approval for Revuforj in the United States in November 2024, we recorded expenses incurred for the manufacturing of pre-launch inventory that would support a U.S. launch as research and development expense. Accordingly, the cost of goods sold for a Revuforj may not include the full cost of manufacturing until the initial pre-launch, and previously expensed, inventory is depleted.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Revenue:
Product revenue, net	$60,743	$32,007	$28,736	$164,366	$80,649	83,717
Collaboration revenue, net	22,555	13,864	8,691	56,584	22,975	33,609
Total revenues	83,298	45,871	37,427	220,950	103,624	117,326
Operating expenses:
Cost of goods sold	$13,996	$2,100	$11,896	$19,837	$4,264	15,573
Research and development	67,481	56,280	11,201	194,362	180,143	14,219
Selling, general and administrative	43,716	44,917	(1,201)	122,843	129,753	(6,910)
Total operating expenses	125,193	103,297	21,896	337,042	314,160	22,882
Loss from operations	(41,895)	(57,426)	(15,531)	(116,092)	(210,536)	(94,444)
Other (expense) income, net:
Royalty interest expense	(11,812)	(8,283)	(3,529)	(35,777)	(24,186)	(11,591)
Convertible note interest expense	(1,164)	—	(1,164)	(1,719)	—	(1,719)
Other interest expense	(2)	—	(2)	(4)	(6)	2
Interest income	5,593	5,269	324	12,900	18,402	(5,502)
Other expense	(153)	(275)	122	(777)	(1,082)	305
Total other (expense) income, net	(7,538)	(3,289)	(4,249)	(25,377)	(6,872)	(18,505)
Net loss	$(49,433)	$(60,715)	$(11,282)	$(141,469)	$(217,408)	$(75,939)

Product Revenue, net

In November 2024, we began to generate product revenue from sales of Revuforj in the United States. Product revenue, net, from sales of Revuforj for the three and nine months ended September 30, 2026, was $60.7 million and $164.4 million, respectively. The increase in product revenue from the comparable prior period end was due to increased sales volume as a result of increased brand awareness.

Collaboration Revenue, net

Collaboration revenue, net, representing our share of net profits in connection with commercialization of Niktimvo, for the three and nine months ended September 30, 2026, was $22.6 million and $56.6 million, respectively. The increase in collaboration revenue from the comparable prior period end was due to increased sales volume as a result of increased brand awareness.

Cost of Product Sales

Our cost of product sales increased by $11.9 million and $15.6 million from the comparable prior year periods primarily due to a one time sales-based milestone payment of $10.0 million to AbbVie as well as increased product sales of Revuforj. Included in cost of product sales are royalties owed to AbbVie on Revuforj sales as part of the Vitae License Agreement.

Research and Development

The following table summarizes the research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Revumenib-related costs	$34,732	$21,747	$12,985	$95,950	$70,707	$25,243
Axatilimab-related costs	7,471	9,447	(1,976)	25,786	38,211	(12,425)
Other research and development programs	2,879	694	2,185	4,084	3,441	643
Personnel cost and other expenses	17,900	20,114	(2,214)	55,506	55,642	(136)
Stock-based compensation	4,499	4,278	221	13,036	12,142	894
Total research and development expenses	$67,481	$56,280	$11,201	$194,362	$180,143	$14,219

For the three and nine months ended September 30, 2026, our total research and development expenses increased by $11.2 million and $14.2 million from the comparable prior year periods, respectively. The changes were primarily due to:

•
Revumenib: An increase in the three and nine months ended September 30, 2026 from the comparable prior year period, due to higher costs for frontline trials evaluating revumenib in combination with standard-of-care agents in the treatment of AML;
•
Axatilimab: A decrease in the three months ended September 30, 2026 from the comparable prior year period, due to timing of trials and a decrease in the nine months ended September 30, 2026 from the comparable prior year period, due to timing of trials and a non-recurring $10.0 million development milestone expense recognized in the first quarter of 2025;
•
An increase in other research and development programs for the three and nine months ended September 30, 2026 from the comparable prior year period, due to timing of research and development activities;
•
A decrease in personnel cost and other expenses for the three and nine months ended September 30, 2026 from the comparable prior year period, due to lower headcount; and
•
An increase in stock-based compensation from the comparable prior year period, driven by a higher stock price.

Selling, General and Administrative

The following tables summarizes the selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		$2026	2025	$
	(In thousands)			(In thousands)
Commercial related expenses	$10,625	$12,210	$(1,585)	$28,215	$32,949	$(4,734)
Other selling, general and administrative expenses	5,620	9,106	(3,486)	16,627	18,511	(1,884)
Personnel cost and other expenses	16,684	15,797	887	49,683	54,186	(4,503)
Stock-based compensation	10,787	7,804	2,983	28,318	24,107	4,211
Total selling, general and administrative expenses	$43,716	$44,917	$(1,201)	$122,843	$129,753	$(6,910)

For the three and nine months ended September 30, 2026, our total selling, general and administrative expenses decreased by $1.2 million and $6.9 million, respectively, from the comparable prior year periods. The changes were primarily due to;

•
A decrease in commercial-related expenses due to launch costs incurred in the 2025 periods for Revuforj and Niktimvo that were not incurred in 2026;
•
A decrease in other selling, general and administrative expenses from the comparable prior year period due to a non-recurring bad debt write-off in 2025;
•
A decrease in personnel expenses from the comparable, nine month prior year period due to a decrease in overall headcount; and
•
An increase in stock-based compensation from the comparable prior year period driven by a higher stock price.

Royalty Interest Expense

For the three and nine months ended September 30, 2026, royalty interest expense increased from the comparable prior year period due to the interest expense recognized related to the Royalty Pharma Purchase and Sale Agreement signed in November 2024.

Convertible Note Interest Expense

For the three and nine months ended September 30, 2026, convertible note interest expense increased from the comparable prior year period due to the interest expense recognized as a result of the sale and issuance of the convertible notes in June 2026.

Interest Income

For the three months ended September 30, 2026, interest income increased from the comparable prior year period. For the nine months ended September 30, 2026, interest income decreased from the comparable prior year period. The increase for the three months ended September 30, 2026 and the decrease of interest income for the nine months ended September 30, 2026 was primarily due to the average balance of cash equivalents and short and long-term investments and the fluctuation of interest rates during the comparable periods.

Other Expense

For the three and nine months ended September 30, 2026, the total other expense, net decreased from the comparable prior year period primarily due to the fluctuation in foreign currency losses on short- and long-term investments.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash used in operating activities	$(107,871)	$(253,492)
Net cash (used in) provided by investing activities	(154,995)	208,458
Net cash provided by financing activities	263,877	7,759
Net increase (decrease) cash, cash equivalents and restricted cash	$1,011	$(37,275)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased from $253.5 million for the nine months ended September 30, 2025 to $107.9 million for the nine months ended September 30, 2026, primarily due to a decrease in operating net loss of $75.9 million, an increase in accretive investments, and a decrease in accounts receivable, inventory and prepaids.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $155.0 million and was related to $208.9 million from the maturities of available-for-sale securities, partially offset by the purchase of $364.0 million of available-for-sale securities.

Net cash provided by investing activities for the nine months ended September 30, 2025, was $208.5 million and was related to $341.3 million from the maturities of available-for-sale securities, partially offset by the purchase of $132.7 million of available-for-sale securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, increased by $256.1 million from the comparable prior year period as a result of cash raised from the sale and issuance of convertible notes in June 2026, and proceeds from exercised stock options.

Purchase and Sale Agreement

In November 2024, we entered into a purchase and sale agreement with Royalty Pharma, pursuant to which Royalty Pharma purchased the right to receive 13.8% on quarterly net sales of Niktimvo in the United States and its respective territories, districts, commonwealths and possessions (including Guam and Puerto Rico) in exchange for an upfront payment of $350.0 million (gross) at closing, received in November 2024. Aggregate payments to Royalty Pharma pursuant to the purchase and sale agreement will be capped at $822.5 million or 2.35 times the funded amount.

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

Our material contractual obligations and commitments as of September 30, 2026, primarily relate to our maturities of operating leases for office space and equipment and capital leases for office equipment. As of September 30, 2026, we have $0.7 million payable within 12 months.

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

We have incurred losses and cumulative negative cash flows from operations since our inception, excluding the year ended December 31, 2021. As of September 30, 2026, we had an accumulated deficit of $1.6 billion. We anticipate that we will likely continue to incur significant losses for at least the next couple years. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

At-the-Market Offering Program

In May 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, under which we could, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $200.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. TD Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the sales agreement, shares will be sold under the shelf registration statement on Form S-3ASR (Registration No. 333-277424), which became automatically effective upon filing on February 27, 2024. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. For the three and nine months ended September 30, 2026, we did not sell any shares of common stock under the 2023 ATM Program. As of September 30, 2026, we had $157.9 million available under the 2023 ATM Program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and short- and long-term investments of $551.1 million consisting of $135.9 million of cash, overnight investments and interest-bearing money market funds, and short- and long-term investments of $415.1 million, consisting of commercial paper, highly rated corporate bonds and treasuries. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the interest income, we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Due to the relative short-term maturities of our cash equivalents and the low risk profile of our short and long-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short and long-term investments. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2026, we were not party to any material legal or arbitration proceedings. No governmental proceedings are pending or, to our knowledge, contemplated against us.

Item 1A. Risk Factors

In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, or 2025 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2026, and in “Part II, Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, or Q2 2026 Form 10-Q, filed with the SEC on August 4, 2026, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2025 Form 10-K and Q2 2026 Form 10-Q is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2025 Form 10-K and Q2 2026 Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the risk factors listed below, there have been no material changes from the risk factors previously disclosed in our 2025 Form 10-K and Q2 2026 Form 10-Q.

.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 for the purchase or sale of our securities.

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

Date: November 2, 2026

By:	/s/ Michael A. Metzger
Michael A. Metzger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith A. Goldan
Keith A. Goldan
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)